Form 10-Q
period 2015-07-05
ORBITAL ATK, INC.
filed 2015-08-11
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015

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

Former fiscal year ended on March 31
(Former name, former address and former fiscal year, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 5, 2015, there were 59,104,479 shares of the registrant's voting common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended
(Amounts in thousands except per share data)	July 5, 2015	June 29, 2014
Sales	$1,129,957	$714,360
Cost of sales	875,532	551,710
Gross profit	254,425	162,650
Operating expenses:
Research and development	24,664	5,163
Selling	32,504	23,075
General and administrative	71,463	62,593
Income from continuing operations, before interest, income taxes and noncontrolling interest	125,794	71,819
Net interest expense	(15,361)	(23,391)
Income from continuing operations, before income taxes and noncontrolling interest	110,433	48,428
Income taxes	37,563	16,586
Income from continuing operations, before noncontrolling interest	72,870	31,842
Less net income attributable to noncontrolling interest	117	69
Income from continuing operations of Orbital ATK, Inc.	72,753	31,773
Discontinued operations:
Income from discontinued operations, before income taxes	—	83,736
Income taxes	—	29,911
Income from discontinued operations	—	53,825
Net income attributable to Orbital ATK, Inc.	$72,753	$85,598

Basic earnings per common share from:
Continuing operations	$1.23	$1.01
Discontinued operations	—	1.70
Net income attributable to Orbital ATK, Inc.	$1.23	$2.71
Weighted-average number of common shares outstanding	59,144	31,640
Diluted earnings per common share from:
Continuing operations	$1.22	$0.96
Discontinued operations	—	1.63
Net income attributable to Orbital ATK, Inc.	$1.22	$2.59
Weighted-average number of diluted common shares outstanding	59,749	33,108

Comprehensive income:
Net income attributable to Orbital ATK, Inc. and noncontrolling interest (from above)	$72,870	$85,667
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,691 and $2,958, respectively	(4,335)	(4,758)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(14,610) and $(11,587), respectively	23,536	18,636
Change in fair value of derivatives, net of tax (expense) benefit of $361 and $(2,101), respectively	(571)	3,356
Other, net of tax (expense) benefit of $17 and $(100), respectively	(27)	160
Change in cumulative translation adjustment, net of tax expense of $(749)	—	1,196
Total other comprehensive income	18,603	18,590
Comprehensive income	91,473	104,257
Less comprehensive income attributable to noncontrolling interest	117	69
Comprehensive income attributable to Orbital ATK, Inc.	$91,356	$104,188
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 5, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$49,595	$139,253
Net receivables	1,891,338	1,793,556
Net inventories	182,276	196,114
Income taxes receivable	—	31,415
Deferred income taxes	107,466	107,484
Prepaid expenses and other current assets	130,922	121,084
Total current assets	2,361,597	2,388,906
Net property, plant and equipment	802,134	807,057
Goodwill	1,875,269	1,875,269
Net intangibles	152,184	165,207
Deferred income taxes	129,220	140,321
Deferred charges and other noncurrent assets	122,509	127,642
Total assets	$5,442,913	$5,504,402
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$59,997	$59,997
Accounts payable	168,827	158,137
Contract-related accruals	314,642	357,296
Contract advances and allowances	178,182	173,198
Accrued compensation	99,458	135,528
Other current liabilities	167,847	212,628
Total current liabilities	988,953	1,096,784
Long-term debt	1,513,505	1,528,504
Postretirement and postemployment benefits	72,353	74,658
Pension	845,562	851,001
Other noncurrent liabilities	149,797	165,795
Total liabilities	3,570,170	3,716,742
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding—59,274,189 shares at July 5, 2015 and 59,427,942 shares at March 31, 2015	593	594
Additional paid-in-capital	2,187,768	2,182,814
Retained earnings	1,233,006	1,160,272
Accumulated other comprehensive loss	(829,045)	(847,648)
Common stock in treasury, at cost—9,660,835 shares held at July 5, 2015 and 9,507,082 shares held at March 31, 2015	(730,358)	(719,034)
Total Orbital ATK, Inc. stockholders' equity	1,861,964	1,776,998
Noncontrolling interest	10,779	10,662
Total equity	1,872,743	1,787,660
Total liabilities and equity	$5,442,913	$5,504,402
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters Ended
(Amounts in thousands)	July 5, 2015	June 29, 2014
Operating Activities
Continuing operations:
Net income	$72,870	$85,667
Net income from discontinued operations	—	53,825
Income from continuing operations	72,870	31,842
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities of continuing operations:
Depreciation	31,955	17,644
Amortization of intangible assets	13,023	775
Amortization of debt discount	—	1,927
Amortization of deferred financing costs	1,021	1,174
Deferred income taxes	(422)	1,745
(Gain) loss on disposal of property	93	771
Share-based plans expense	9,003	3,861
Excess tax benefits from share-based plans	(2,508)	(6,739)
Changes in assets and liabilities:
Net receivables	(97,782)	(110,743)
Net inventories	13,838	(15,127)
Accounts payable	9,739	52,300
Contract advances and allowances	4,984	14,245
Accrued compensation	(26,942)	(32,340)
Contract-related accruals	(42,654)	40,682
Pension and other postretirement benefits	23,376	13,813
Other assets and liabilities	(20,615)	(38,202)
Cash provided by (used for) operating activities of continuing operations	(11,021)	(22,372)
Cash provided by (used for) operating activities of discontinued operations	—	(69,108)
Cash provided by (used for) operating activities	(11,021)	(91,480)
Investing Activities
Continuing operations:
Capital expenditures	(26,180)	(18,473)
Proceeds from the disposition of property, plant and equipment	6	2,153
Cash provided by (used for) investing activities of continuing operations	(26,174)	(16,320)
Cash provided by (used for) investing activities of discontinued operations	—	(11,013)
Cash provided by (used for) investing activities	(26,174)	(27,333)
Financing Activities
Borrowings on line of credit	325,000	65,000
Payments on line of credit	(325,000)	(65,000)
Payments made on bank debt	(14,999)	(3,489)
Purchase of treasury shares	(24,502)	(8,360)
Dividends paid	(15,470)	(10,219)
Excess tax benefits from share-based plans	2,508	6,739
Cash provided by (used for) financing activities	(52,463)	(15,329)
Effect of foreign exchange rate fluctuations on cash	—	249
Decrease in cash and cash equivalents	(89,658)	(133,893)
Cash and cash equivalents at beginning of period	139,253	266,632
Cash and cash equivalents at end of period	$49,595	$132,739

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$17,893	$12,291
Cash paid for income taxes, net	3,302	2,860
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$5,014	$4,851

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

(Amounts in thousands except share data)	Common Stock $.01 Par Value		Additional Paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Quarter ended July 5, 2015
Balance, March 31, 2015	59,427,942	$594	$2,182,814	$1,160,272	$(847,648)	$(719,034)	$10,662	$1,787,660
Comprehensive income	—	—	—	72,753	18,603	—	117	91,473
Exercise of stock options	110,197	1	(1,461)	—	—	8,333	—	6,873
Restricted stock grants	65,428	1	(5,249)	—	—	5,248	—	—
Share-based compensation	—	—	9,003	—	—	—	—	9,003
Treasury stock purchased	(328,841)	(3)	—	—	—	(24,499)	—	(24,502)
Shares issued net of treasury stock withheld	2,751	—	(217)	—	—	146	—	(71)
Tax benefit related to share-based plans and other	—	—	2,572	—	—	—	—	2,572
Dividends	—	—	—	(19)	—	—	—	(19)
Employee benefit plans and other	(3,288)	—	306	—	—	(552)	—	(246)
Balance, July 5, 2015	59,274,189	$593	$2,187,768	$1,233,006	$(829,045)	$(730,358)	$10,779	$1,872,743

Quarter ended June 29, 2014
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
Comprehensive income	—	—	—	85,598	18,590	—	69	104,257
Restricted stock grants	32,163	—	(2,862)	—	—	2,862	—	—
Share-based compensation	—	—	3,861	—	—	—	—	3,861
Shares issued net of treasury stock withheld	59,193	1	(7,388)	—	—	1,580	—	(5,807)
Tax benefit related to share-based plans and other	—	—	12,011	—	—	—	—	12,011
Dividends	—	—	—	(10,219)	—	—	—	(10,219)
Employee benefit plans and other	(19,949)	—	443	—	—	(2,996)	—	(2,553)
Convertible debt premium	20,678	—	—	—	—	—	—	—
Balance, June 29, 2014	31,934,727	$319	$540,080	$2,864,643	$(662,219)	$(729,767)	$10,632	$2,023,688
See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 ("fiscal 2015"). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position as of July 5, 2015, and its results of operations and cash flows for the quarters ended July 5, 2015 and June 29, 2014.
On February 9, 2015, the Company completed a tax-free spin-off of and distribution of Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). These transactions are discussed in greater detail in Note 4. Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 20. The business comprising Sporting Group is presented as a discontinued operation - See Note 4.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.
This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its fiscal 2015 Annual Report on Form 10-K.
Fiscal Year.   The Company's interim quarterly periods are based on 13-week periods and end on Sundays.
On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a fiscal year ending on December 31 of each year. The Company filed an annual report on Form 10-K for the fiscal year ended March 31, 2015. The period covered in this report on Form 10-Q will be included in the Company's transition period of April 1, 2015 to December 31, 2015 which will be reported on a Form 10-K.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. On July 9, 2015 the FASB voted to approve a one year delay of the effective date of the new standard. Accordingly, the new standard will be effective for periods beginning after December 15, 2017, although companies may voluntarily adopt the new standard as of the original effective date. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact this standard will have on the Company.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this standard will have on the Company.
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
In May 2015, the FASB issued ASU No. 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU will be effective retrospectively for the Company for interim and annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements but will impact certain disclosures.
Other new pronouncements issued but not effective for the Company until after July 5, 2015 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.
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
Investments in marketable securities—The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheet.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 7, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During the fiscal year ended March 31, 2014 ("fiscal 2014"), the Company entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Long-term Debt—The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. The Company has considered these to be Level 2 instruments.
The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	As of July 5, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,995	$—
Derivatives	—	3,130	—
Liabilities:
Derivatives	$—	$7,377	$—

	As of March 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,327	$—
Derivatives	—	7,823	—
Liabilities:
Derivatives	$—	$11,137	$—
The following table presents the Company's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	As of July 5, 2015		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$300,000	$307,500	$300,000	$306,000
Variable-rate debt	1,273,502	1,273,994	1,288,501	1,283,539
4. Mergers, Acquisitions and Divestiture
During the quarter ended July 5, 2015, the Company did not make any acquisitions or divestitures.
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
Pursuant to the Distribution, Company stockholders received 2 shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements."
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
Preliminary Valuation of Net Assets Acquired
Certain estimated values, including: goodwill, intangibles, property, plant and equipment, and deferred taxes, are not final and the preliminary purchase price allocations are subject to change as the Company completes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets and liabilities will be completed within the 12-month measurement period from the date of the Merger as required. Due to the significance of the Merger, the Company believes that it may use all of this measurement period to adequately analyze and assess the fair values of acquired assets and liabilities. This assessment includes the evaluation of the significant contractual and operational factors and assumptions associated with the fair values of contract-related intangibles and property, plant and equipment and the related tax impacts. No adjustments were made during the quarter ended July 5, 2015 to the preliminary purchase price allocations recorded in the Company's financial statements as of March 31, 2015.
The consideration paid for Orbital's assets and liabilities was determined using the fair market value of the Company stock issued at the date of the Merger along with restricted stock awards granted to certain employees of Orbital.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the February 9, 2015 closing date of the Merger and the preliminary goodwill generated from the transaction:

Purchase Price:
Value of common shares issued to Orbital shareholders (1)	$1,749,323
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	8,654
Total purchase price	$1,757,977

Preliminary value of assets acquired and liabilities assumed:
Cash	$253,734
Net receivables	562,639
Net inventories	75,294
Intangibles	164,000
Property, plant and equipment	281,654
Other assets	36,878
Goodwill	866,106
Accounts payable	(52,028)
Deferred tax liabilities, net	(51,537)
Other liabilities	(378,763)
Total purchase price	$1,757,977

(1)	Equals 27.4 million Orbital ATK shares issued to Orbital shareholders multiplied by $63.94, the closing share price of the Company’s common stock on the closing date of the Merger.

(2)	The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.
Goodwill recognized from the Merger primarily relates to the expanded market opportunities, expected synergies and benefits of increased scale and scope of combined human, physical and financial resources attributable to merging the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

operations of the two companies. As stated above, the Merger was a tax-free transaction and as such, goodwill is not amortized for tax purposes.
In determining the fair values of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing as of the Merger date. The preliminary assessment did not identify any significant contingencies related to any legal or government action.
Discontinued Operations
Sales from discontinued operations totaled $561,030 for the quarter ended June 29, 2014.
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one transition services agreement ("TSA") with Vista Outdoor. The chairman and chief executive officer of Vista Outdoor is a member of the Company's board of directors. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through March 2018. The supply agreements expire in 2017 and 2018 and may be extended in one-to-three year increments. Under the terms of the TSA, the Company provides various administrative services to Vista Outdoor for up to 12 months and tax assistance services for a term of 18 months that may be extended to 30 months. Costs incurred for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the two supply agreements were $56,689 for the quarter ended July 5, 2015. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation were $52,418 for the quarter ended June 29, 2014.
5. Goodwill, Net Intangibles and Deferred Charges and Other Noncurrent Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, March 31, 2015	$799,362	$366,947	$708,960	$1,875,269
No change	—	—	—	—
Balance, July 5, 2015	$799,362	$366,947	$708,960	$1,875,269
Net intangible assets consisted of the following:

	July 5, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortizing intangibles:
Contract backlog	$164,000	$(18,416)	$145,584	$164,000	$(6,167)	$157,833
Patented technology	10,700	(5,618)	5,082	10,700	(5,350)	5,350
Customer relationships and other	24,294	(22,776)	1,518	24,294	(22,270)	2,024
Net intangibles	$198,994	$(46,810)	$152,184	$198,994	$(33,787)	$165,207
The assets in the table above are being amortized using a straight-line method over a weighted-average remaining period of 2.9 years. Amortization expense for the quarter ended July 5, 2015 and June 29, 2014 was $13,023 and $775, respectively. The Company expects amortization expense related to these assets to be as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Contract Backlog	Patents and Customer Relationships	Total
Remainder of 2015	$24,526	$1,547	$26,073
2016	49,053	1,576	50,629
2017	49,053	1,070	50,123
2018	10,637	1,070	11,707
2019	5,053	1,069	6,122
Thereafter	7,262	268	7,530
Total	$145,584	$6,600	$152,184
Deferred charges and other noncurrent assets consisted of the following:

	July 5, 2015	March 31, 2015
Gross debt issuance costs	$22,280	$22,280
Less accumulated amortization	(6,732)	(5,712)
Net debt issuance costs	15,548	16,568
Parts inventory	10,483	9,973
Environmental remediation receivable	19,778	23,771
Other noncurrent assets	76,700	77,330
Total deferred charges and other noncurrent assets	$122,509	$127,642
6. Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to the Company's Convertible Senior Subordinated Notes (see Note 12) during each period presented, which, if exercised, earned or converted, would have a dilutive effect on EPS.
In computing EPS for the quarters ended July 5, 2015 and June 29, 2014 earnings reported for each respective period were divided by weighted-average shares outstanding, determined as follows (in thousands):

	Quarters Ended
	July 5, 2015	June 29, 2014
Basic	59,144	31,640
Dilutive effect of stock-based awards	605	315
Dilutive effect of contingently issuable shares	—	1,153
Diluted	59,749	33,108
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	75	44
7. Derivative Financial Instruments
The Company is exposed to market risks arising from adverse changes in commodity prices affecting the cost of raw materials and energy, interest rates and foreign exchange risks. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities, foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency, and the Company periodically uses interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The Company's copper and zinc forward contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at July 5, 2015, five of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
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
As of July 5, 2015, the Company had the following outstanding commodity forward contracts which hedge forecasted purchases:

Number of Pounds
Copper	14,000
Zinc	3,200
As of July 5, 2015, the Company had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017 and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See Note 12 for additional information.
As of July 5, 2015, the Company had the following outstanding foreign currency forward contracts in place:

Quantity Hedged
Euros Sold	93,280
Euros Purchased	23,258

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The table below presents the fair value and location of the Company's derivative instruments designated as hedging instruments in the consolidated balance sheets as of the periods presented.

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	July 5, 2015	March 31, 2015	July 5, 2015	March 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$14	$1,054	$443	$899
Commodity forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	271	—	2
Foreign currency forward contracts	Other current assets / other current liabilities	1,503	2,664	3,079	5,101
Foreign currency forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	1,613	3,834	222	897
Interest rate contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	—	3,633	4,238
Total		$3,130	$7,823	$7,377	$11,137
Due to the nature of the Company's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
For the periods presented below, the derivative gains and losses in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter Ended July 5, 2015
Commodity forward contracts	Cost of Sales	$(190)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,020)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(557)	Cost of Sales	—
Quarter ended June 29, 2014
Commodity forward contracts	Cost of Sales	$(2,525)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,041)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
The Company expects the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Accumulated Other Comprehensive Income (Loss) ("AOCI")
The components of AOCI, net of income taxes, were as follows:

	July 5, 2015	March 31, 2015
Derivatives	$(2,644)	$(2,073)
Pension and other postretirement benefits	(827,444)	(846,645)
Available-for-sale securities	1,043	1,070
Total accumulated other comprehensive loss	$(829,045)	$(847,648)
The following table summarizes the changes in the balance of AOCI, net of income taxes:

	Quarter Ended July 5, 2015
	Derivatives	Pension and Other Postretirement Benefits	Available-for-sale Securities	Total
Balance, March 31, 2015	$(2,073)	$(846,645)	$1,070	$(847,648)
Net increase in fair value of derivatives	(1,660)	—	—	(1,660)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	1,089	—	—	1,089
Net actuarial losses reclassified from AOCI (2)	—	23,536	—	23,536
Prior service costs reclassified from AOCI (2)	—	(4,335)	—	(4,335)
Other	—	—	(27)	(27)
Balance, July 5, 2015	$(2,644)	$(827,444)	$1,043	$(829,045)

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Quarter ended June 29, 2014
	Derivatives	Pension and Other Postretirement Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Balance, March 31, 2014	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net increase in fair value of derivatives	1,146	—	—	—	1,146
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	2,210	—	—	—	2,210
Net losses reclassified from AOCI, due to ineffectiveness (1)	—	—	—	—	—
Net actuarial losses reclassified from AOCI (2)	—	18,636	—	—	18,636
Prior service costs reclassified from AOCI (2)	—	(4,758)	—	—	(4,758)
Valuation adjustment for pension and postretirement benefit plans (2)	—	—	—	—	—
Net change in cumulative translation adjustment	—	—	—	1,196	1,196
Other	—	—	160	—	160
Balance, June 29, 2014	$(1,666)	$(661,236)	$992	$(309)	$(662,219)

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented.
9. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	July 5, 2015	March 31, 2015
Billed receivables	$272,138	$278,031
Unbilled receivables	1,620,613	1,520,217
Less allowance for doubtful accounts	(1,413)	(4,692)
Net receivables	$1,891,338	$1,793,556
Receivable balances are shown net of customer progress payments received of $597,725 as of July 5, 2015 and $585,932 as of March 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly-priced contracts awaiting final rate negotiations.
As of July 5, 2015 and March 31, 2015, the net receivable balance includes contract-related unbilled receivables which the Company does not expect to collect within the next fiscal year of $297,300 and $298,900, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Net Inventories
Net inventories consisted of the following:

	July 5, 2015	March 31, 2015
Raw materials	$62,667	$69,112
Contracts in process	118,713	126,038
Finished goods	896	964
Net inventories	$182,276	$196,114
11. Other Current and Noncurrent Liabilities
Other current and noncurrent liabilities consisted of the following:

	July 5, 2015	March 31, 2015
Other current liabilities:
Employee benefits and insurance, including pension and other postretirement benefits	$64,455	$53,588
Deferred lease obligation	31,265	30,857
Warranty	5,745	9,555
Interest	4,387	7,801
Other	61,995	110,827
Total other current liabilities	$167,847	$212,628

Other noncurrent liabilities:
Environmental remediation	$39,659	$43,326
Income taxes	34,870	34,415
Deferred lease obligation	20,424	21,036
Management nonqualified deferred compensation plan	17,455	14,853
Other	37,389	52,165
Total other noncurrent liabilities	$149,797	$165,795
The Company provides product warranties, which entail repair or replacement of non-conforming items, in conjunction with sales of certain products. Estimated costs related to warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated liability for warranty coverage for products delivered based on historical information and current trends. The following is a reconciliation of the changes in the Company's product warranty liability during the the period:

Balance, March 31, 2015	$9,555
Payments made	(350)
Warranties issued	57
Changes related to preexisting warranties	(3,517)
Balance, July 5, 2015	$5,745

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	July 5, 2015	March 31, 2015
Senior Credit Facility:
Term A Loan due 2018	$934,250	$946,875
Term A Loan due 2019	142,500	144,375
Term B Loan due 2020	196,752	197,251
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021	300,000	300,000
Carrying amount of long-term debt	1,573,502	1,588,501
Less: Current portion of long-term debt	59,997	59,997
Long-term debt	$1,513,505	$1,528,504
Senior Credit Facility
The Company's Senior Credit Facility (the "Senior Credit Facility") is comprised of a Term A Loan of $1,010,000 and a $700,000 Revolving Credit Facility, both of which mature in 2018, and a Term B Loan of $250,000, which matures in 2020. The Term A Loan is subject to quarterly principal payments of $12,625, with the remaining balance due on November 1, 2018. Under the terms of the Senior Credit Facility, the Company exercised its option to increase the Term A Loan by $150,000 (the "Accordion") during fiscal 2015. Terms of the Accordion are the same as the Term A Loan with the exception that it will mature on January 31, 2019. The Accordion is subject to quarterly principal payments of $1,875, with the balance due on January 31, 2019. The Term B Loan is subject to quarterly principal payments of $499, with the remaining balance due on November 1, 2020. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on the Company's senior secured credit ratings. Based on the Company's current credit rating, the current base rate margin is 1.00% and the current Eurodollar margin is 2.00%. The weighted average interest rate for the Term A Loan, after taking into account the interest rate swaps discussed below, was 2.56% at July 5, 2015. The Company pays an annual commitment fee on the unused portion of the Revolving Credit Facility based on its senior secured credit ratings. Based on the Company's current rating, this current fee is 0.30%. As of July 5, 2015, the Company had no borrowings against its $700,000 Revolving Credit Facility and had outstanding letters of credit of $174,255, which reduced amounts available on the Revolving Credit Facility to $525,745. Debt issuance costs totaling approximately $19,655 are being amortized over the term of each related Term Loan and the Revolving Credit Facility.
5.25% Notes
In fiscal 2014, the Company issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $2,625 related to these notes are being amortized to interest expense over 8 years, the term of the notes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Interest Rate Swaps
During fiscal 2014, the Company entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of July 5, 2015, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(505)	0.87%	0.19%	August 2016
Non-amortizing swap	100,000	(1,049)	1.29%	0.19%	August 2017
Non-amortizing swap	100,000	(1,756)	1.69%	0.19%	August 2018
Non-amortizing swap	50,000	(71)	0.65%	0.19%	November 2016
Non-amortizing swap	50,000	(252)	1.10%	0.19%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes are the Company’s general unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are subordinated in right of payment to all existing and future senior secured indebtedness, including the Senior Credit Facility. The 5.25% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The parent company has no independent assets or operations. All of these guarantor subsidiaries are 100% owned by the Company. The guarantee by any Subsidiary Guarantor of the Company's obligations in respect of the 5.25% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such Subsidiary Guarantor ceases to be a Restricted Subsidiary;

•	if such Subsidiary Guarantor is designated as an "Unrestricted Subsidiary";

•	upon defeasance or satisfaction and discharge of the 5.25% Notes; and

•
if such Subsidiary Guarantor has been released from its guarantees of indebtedness under the credit agreement governing the Senior Credit Facility (the "Senior Credit Facility Agreement") and all capital markets debt securities.

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of 2015	$29,999
Calendar 2016	59,997
Calendar 2017	59,997
Calendar 2018	817,497
Calendar 2019	118,246
Thereafter	487,766
Total	$1,573,502
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The Company’s 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company’s net income, stock issuance proceeds, and certain other items, less restricted payments made since April 1, 2001. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the credit agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior debt limits, with a limit, when those senior debt limits are not met, of $250,000 plus proceeds of any equity

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires that the Company meet and maintain specified financial ratios, including a minimum interest coverage ratio, a maximum consolidated senior leverage ratio and a maximum consolidated leverage ratio. Many of the Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 5, 2015, the Company was in compliance with the financial covenants.
13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarters Ended
	July 5, 2015	June 29, 2014
Service cost	$4,815	$5,849
Interest cost	30,259	32,596
Expected return on plan assets	(39,875)	(41,803)
Amortization of unrecognized net loss	37,650	29,814
Amortization of unrecognized prior service cost	(5,213)	(5,622)
Net periodic benefit cost	$27,636	$20,834
The components of net periodic benefit income are as follows:

	Other Postretirement Benefits
	Quarters Ended
	July 5, 2015	June 29, 2014
Service cost	$—	$1
Interest cost	1,126	1,203
Expected return on plan assets	(922)	(888)
Amortization of unrecognized net loss	496	409
Amortization of unrecognized prior service cost	(1,813)	(2,094)
Net periodic benefit income	$(1,113)	$(1,369)
Employer Contributions. During the quarter ended July 5, 2015, the Company contributed $0 directly to the pension trust and $638 directly to retirees under its nonqualified supplemental executive retirement plan. The Company also contributed $2,660 to its other postretirement benefit plans. The Company anticipates making additional pension contributions of approximately $41,000 in order to meet the minimum required contributions for 2015. The Company anticipates making additional contributions of approximately $2,136 directly to retirees under the nonqualified plan and $3,663 to its other postretirement benefit plans during the remainder of 2015.
14. Income Taxes
The Company’s income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended July 5, 2015 and June 29, 2014, were 34.0% and 34.2%, respectively. The decrease in the rate from the prior-year quarter is primarily due to the discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013.  The Company is currently analyzing the impact of these new regulations.  The Company does not believe they will have a material impact on the Company's financial statements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of the Company through fiscal 2012 and is currently auditing the Company's income tax returns for fiscal years 2013 and 2014. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $464 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase of $0 to $298 to net income.
15. Stockholders' Equity
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pretax stock-based compensation expense of $9,003 and $3,861 was recognized during the quarters ended July 5, 2015 and June 29, 2014, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $3,466 and $1,482 during the quarters ended July 5, 2015 and June 29, 2014, respectively.
The Company sponsors five stock-based incentive plans, including: three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan (the "2005 Stock Incentive Plan"), the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan) and two legacy Orbital plans, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan and the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan). As of July 5, 2015, the Company authorized up to 3,982,360 common shares under the 2005 Stock Incentive Plan, of which 349,110 common shares were available to be granted. No new grants will be made out of the other four plans.
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
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. On March 31, 2015, 107,976 shares were paid upon the vesting of restricted stock units for the fiscal 2013-2015 performance period. As of March 31, 2015, there were 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period on March 31, 2016 and 65,157 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
As of July 5, 2015, there were 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period on March 31, 2016 and 61,469 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
As of July 5, 2015, there were up to 80,919 shares reserved for performance awards for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•
up to 50% will become payable only upon achievement of a financial performance goal relating to absolute earnings per share growth for the performance period beginning April 1, 2015 and ending December 31, 2017; and

•	up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth for the performance period beginning April 1, 2015 and ending December 31, 2017.
As of July 5, 2015, there were up to 80,919 shares reserved for TSR awards for executive officers and key employees and will become payable upon satisfaction of the market conditions stipulated for the 2015 through 2017 period. The Company used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were 820 TSR awards granted during the quarter ended July 5, 2015.
Restricted stock granted to non-employee directors and certain key employees totaled 69,405 shares during the quarter ended July 5, 2015. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were 1,443 stock options granted during the quarter ended July 5, 2015 and no stock options granted during the quarter ended June 29, 2014.
16. Contingencies
Litigation.    From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its operating results, financial condition or cash flows.
U.S. Government Investigations.   The Company is also subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition or cash flows.
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At July 5, 2015, based on progress to date on certain contracts, there was approximately $25,964 included in unbilled receivables for contract claims compared to $42,055 as of March 31, 2015.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.00% and 0.5% as of July 5, 2015 and March 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	July 5, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(47,836)	$23,603	$(51,749)	$26,506
Unamortized discount	2,728	(1,183)	1,624	(750)
Present value amounts (payable) receivable	$(45,108)	$22,420	$(50,125)	$25,756
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $45,108 discounted liability as of July 5, 2015, $5,449 was recorded within other current liabilities and $39,659 was recorded within other long-term liabilities. Of the $22,420 discounted receivable, the Company recorded $2,642 within other current assets and $19,778 within other noncurrent assets. As of July 5, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $45,108 to $80,153.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
The Company has been identified as a potentially responsible party ("PRP"), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, the Company may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's operating results, financial condition or cash flows.
17. Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or one million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 328,841 shares for $24,502 during the quarter ended July 5, 2015.
18. Changes in Estimates
The majority of the Company’s sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method ("POC"). Accounting for contracts under POC requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $39,595 and $23,845 for the quarters ended July 5, 2015 and June 29, 2014, respectively. The current quarter changes in estimates were primarily attributable to options exercised on contracts and improved contract profit estimates within the Flight Systems Group and the Space Systems Group. The prior-year quarter adjustments were primarily driven by higher profit expectations in the Space Systems Operations division.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

19. Restructuring Costs
The following table summarizes activity in the current quarter pertaining to the Company's restructuring activities that were completed during fiscal 2015:

	Termination Benefits	Remaining Lease Rentals	Total
Balance, March 31, 2015	$8,332	$10,427	$18,759
Cash paid	(7,332)	(684)	(8,016)
Balance, July 5, 2015	$1,000	$9,743	$10,743
20. Operating Segment Information
The Company operates its business structure within three operating groups. These operating segments ("groups") are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. As of July 5, 2015, the Company's three operating groups were:

•
The Flight Systems Group is comprised of a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business); and Orbital's former Launch Vehicles segment. The Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, the Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
The Defense Systems Group is comprised of all of the Company's former Defense Group (Armament Systems, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). The Defense Systems Group develops and produces military small-, medium- and large-caliber ammunition, small-caliber commercial ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
The Space Systems Group is comprised of a portion of the Company's former Aerospace Group (Space Components division and part of the Space Systems Operations division); and Orbital's former Advanced Space Programs and Satellite and Space Systems segments. The Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, the Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

The military small-caliber ammunition contract, which is reported within the Defense Systems Group, contributed 14% to the Company's sales during the quarter ended June 29, 2014. No other contract contributed more than 10% of total external sales during the quarters ended July 5, 2015 and June 29, 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes the Company's results by segment:

	Quarters Ended
	July 5, 2015	June 29, 2014
Sales to external customers:
Flight Systems Group	$386,812	$254,882
Defense Systems Group	437,780	387,315
Space Systems Group	305,365	72,163
Total external sales	1,129,957	714,360
Intercompany sales:
Flight Systems Group	11,260	2,366
Defense Systems Group	1,990	54,836
Space Systems Group	4,703	4,058
Corporate	(17,953)	(61,260)
Total intercompany sales	—	—
Total sales	$1,129,957	$714,360

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$58,060	$32,667
Defense Systems Group	39,164	45,144
Space Systems Group	41,428	5,710
Corporate	(12,858)	(11,702)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$125,794	$71,819

	July 5, 2015	March 31, 2015
Total assets:
Flight Systems Group	$2,056,430	$2,047,966
Defense Systems Group	1,422,631	1,320,425
Space Systems Group	1,496,368	1,467,948
Corporate	467,484	668,063
Total assets	$5,442,913	$5,504,402
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate. The amortization expense pertaining to intangible assets recorded in connection with the Merger is also reported in Corporate.

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

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates,

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions,

•	supply, availability and costs of raw materials and components, including commodity price fluctuations,

•	new regulations related to conflict minerals,

•	performance of the Company's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	the performance of our products,

•	fires or explosions at any of the Company's facilities,

•	government investigations and audits,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences,

•	impacts of financial market disruptions or volatility to the Company's customers and vendors,

•	unanticipated changes in income taxes or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
The Company is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations and prime contractors. The Company is headquartered in Dulles, Virginia and has operating locations throughout the United States. On February 9, 2015, the Company completed a tax-free spin-off and distribution of its Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group. These segments are defined based on the reporting and review process used by the Company's chief executive officer and other management. All historical periods presented in this quarterly report on Form 10-Q reflect this change in the Company’s segment reporting.

•
The Flight Systems Group is comprised of a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business) and Orbital's former Launch Vehicles segment. Our Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, our Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
The Defense Systems Group is comprised of all of the Company's former Defense Systems Group (Armament Systems, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Our Defense Systems Group develops and produces military small-, medium- and large-caliber ammunition, small-caliber commercial ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
The Space Systems Group is comprised of a portion of the Company's former Aerospace Group (Space Components division and part of Space Systems Components division) and Orbital's former Advanced Space Programs and Satellite and Space Systems segments. Our Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, this group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.

On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a fiscal year ending on December 31 of each year.  The Company filed an annual report on Form 10-K for the fiscal year ended March 31, 2015. The period covered in this report on Form 10-Q will be included in the Company's transition period of April 1, 2015 to December 31, 2015 which will be reported on a Form 10-K.
Financial Highlights and Notable Events
Certain notable events or activities affecting our fiscal quarter financial results included the following:
Financial highlights for the quarter ended July 5, 2015

•	Quarterly sales of $1.13 billion.

•	Diluted earnings per share of $1.22.

•	New firm and option contract bookings of $1.36 billion and option exercises of $0.81 billion under existing contracts.

•	Total backlog of $12.2 billion at July 5, 2015.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 11.1%.

•	Effective income tax rate of 34.0%.
Other notable events for the quarter ended July 5, 2015
The Company paid a quarterly dividend of $0.26 on June 25, 2015, to stockholders of record on June 8, 2015.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 ("fiscal 2015") and the same accounting policies are used in preparing the Company’s interim consolidated financial statements.
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
The Company believes its critical accounting policies are those related to:

•	revenue recognition,

•	employee benefit plans,

•	income taxes,

•	mergers and acquisitions, and

•	accounting for goodwill.
More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Results of Operations
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that management uses in managing the business are sales, income from continuing operations before interest and income taxes, and cash flows.
Group Sales, Cost of Sales, and Income from Continuing Operations before Interest, Income Taxes and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations include intergroup sales and profit eliminations and corporate expenses.
As a general note, the significant increases in the results of our Flight Systems Group and Space Systems Group discussed below were primarily attributable to the inclusion of Orbital’s results following the Merger. Our results for the quarter ended July 5, 2015 include Orbital; however, the quarter ended June 29, 2014 does not include Orbital since the Merger occurred after that date.
Sales

	Quarters Ended
	July 5, 2015	June 29, 2014	Change	Percent Change
Flight Systems Group	$398,072	$257,248	$140,824	54.7%
Defense Systems Group	439,770	442,151	(2,381)	(0.5)%
Space Systems Group	310,068	76,221	233,847	306.8%
Eliminations	(17,953)	(61,260)	43,307	(70.7)%
Total sales	$1,129,957	$714,360	$415,597	58.2%
Fluctuations in sales were driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, in our sales for the quarter ended July 5, 2015, as a result of the Merger. Launch Vehicles division sales were $163,000 in the quarter. Intragroup revenue eliminations increased $20,000 primarily attributable to contract activity between the Launch Vehicles Division and the other divisions in the Flight Systems Group.
Defense Systems Group.    The slight decrease in sales was driven primarily by reduced sales of $15,000 in Small Caliber Systems principally due to lower sales volume, in addition to minor sales decreases in the Missile Products and Defense Electronic Systems divisions, largely offset by an increase in Armament Systems revenues that reflected increased foreign sales.
Space Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our sales for the quarter ended July 5, 2015, as a result of the Merger. The legacy Orbital Advanced Space Programs and commercial satellites businesses generated sales of approximately $220,000 in the quarter.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from the Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales

	Quarters Ended
	July 5, 2015	June 29, 2014	Change	Percent Change
Flight Systems Group	$299,778	$203,789	$95,989	47.1%
Defense Systems Group	360,237	356,637	3,600	1.0%
Space Systems Group	237,505	62,105	175,400	282.4%
Corporate/Eliminations	(21,988)	(70,821)	48,833	(69.0)%
Total cost of sales	$875,532	$551,710	$323,822	58.7%
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.

Flight Systems Group.    The increase in cost of sales was due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the quarter ended July 5, 2015, as a result of the Merger.
Defense Systems Group.    The slight increase in cost of sales was primarily driven by an increase in Armament Systems cost of sales reflecting increased foreign sales, largely offset by reduced cost of sales of $11,000 in Small Caliber Systems principally due to lower volume. In addition, there was a slight cost of sales increase in Missile Products and and a minor cost of sales decrease in Defense Electronic Systems.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our cost of sales for the quarter ended July 5, 2015, as a result of the Merger.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from the Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Operating Expenses

	Quarters Ended
	July 5, 2015	Percent of Sales	June 29, 2014	Percent of Sales	Change
Research and development	$24,664	2.2%	$5,163	0.7%	$19,501
Selling	32,504	2.9%	23,075	3.2%	9,429
General and administrative	71,463	6.3%	62,593	8.8%	8,870
Total operating expenses	$128,631	11.4%	$90,831	12.7%	$37,800
Operating expenses increased by $37,800 quarter-over-quarter primarily due to higher research and development costs, principally due to the inclusion of legacy Orbital research and development costs of $18,500 in the quarter ended July 5, 2015, due to the Merger. Selling and general and administrative expenses also increased largely due to the inclusion of Orbital results in the current quarter.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Quarters Ended
	July 5, 2015	June 29, 2014	Change
Flight Systems Group	$58,060	$32,667	$25,393
Defense Systems Group	39,164	45,144	(5,980)
Space Systems Group	41,428	5,710	35,718
Corporate/Eliminations	(12,858)	(11,702)	(1,156)
Total	$125,794	$71,819	$53,975
The fluctuations in income before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was due to the inclusion of Orbital's former Launch Vehicles segment in our results for the quarter ended July 5, 2015, as a result of the Merger.
Defense Systems Group.    The decrease in income was driven primarily by reduced income of $4,000 in Small Caliber Systems principally due to lower volume, in addition to minor sales decreases in Missile Products and Defense Electronic Systems, partially offset by an increase in Armament Systems attributable to higher volume.
Space Systems Group.    The increase in income was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the quarter ended July 5, 2015, as a result of the Merger.

Changes in Estimates. The majority of our sales are accounted for as long-term contracts, which are accounted for under the percentage-of-completion method ("POC"). Accounting for contracts under POC requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by $39,595 and $23,845 for the quarters ended July 5, 2015 and June 29, 2014, respectively. The current quarter changes in estimates were primarily attributable to options exercised on contracts and improved contract profit estimates within the Flight Systems Group and the Space Systems Group. The prior-year quarter adjustments were primarily driven by higher profit expectations in the Space Systems Operations division.
Corporate.    Results reflect expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), transaction-related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The increase in corporate expenses quarter-over-quarter was largely driven by amortization expense recorded in the July 5, 2015 quarter related to our February 2015 Merger, partially offset by corporate restructuring costs that were recorded in the quarter ended June 29, 2014 that did not recur in the current quarter.
Net Interest Expense
Net interest expense for the quarter ended July 5, 2015 was $15,361, a decrease of $8,030 compared to $23,391 in the quarter ended June 29, 2014. The decrease was due to lower debt outstanding as a result of the repayment of certain indebtedness in connection with the Distribution and Merger.
Income Taxes (from Continuing Operations)

	Quarters Ended
	July 5, 2015	Effective Rate	June 29, 2014	Effective Rate	Change
Income taxes	$37,563	34.0%	$16,586	34.2%	$20,977
The effective tax rate for the quarters ended July 5, 2015 and June 29, 2014 was 34.0% and 34.2%, respectively. The decrease in the rate from the prior-year quarter is primarily due to the discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method.
Income From Continuing Operations, Before Noncontrolling Interest
Net income from continuing operations before noncontrolling interest for the quarter ended July 5, 2015 was $72,870, an increase of $41,028 compared to $31,842 in the quarter ended June 29, 2014. This increase was driven by inclusion of Orbital results in the quarter ended July 5, 2015 due to the Merger.
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
Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Quarters Ended
	July 5, 2015	June 29, 2014
Cash provided by (used for) operating activities of continuing operations	$(11,021)	$(22,372)
Cash provided by (used for) investing activities of continuing operations	(26,174)	(16,320)
Cash provided by (used for) financing activities of continuing operations	(52,463)	(15,329)
Net cash flows from continuing operations	$(89,658)	$(54,021)
Operating Activities.
Net cash from operating activities of continuing operations improved $11,351 compared to the prior-year quarter. This improvement was driven by higher income from continuing operations of $41,028 and higher non-cash adjustments to income from continuing operations of $31,007, partially offset by a $60,684 increase in the use of cash for changes in assets and liabilities. The increase in non-cash adjustments to income from continuing operations was primarily due to higher depreciation and amortization expense associated with the Merger. In the quarter ended July 5, 2015, net uses of cash for changes in assets and liabilities was $136,056, comprised of a $97,782 increase in net receivables, a $42,654 decrease in contract-related accruals and a $26,942 decrease in accrued compensation, partially offset by a $31,322 net increase in cash attributable to changes in other assets and liabilities. In the quarter ended June 29, 2014, net uses of cash for changes in assets and liabilities was $75,372, comprised of a $110,743 increase in net receivables, a $32,340 decrease in accrued compensation and a $25,271 net decrease in cash attributable to changes in certain other assets and liabilities, partially offset by a $52,300 increase in accounts payable and a $40,682 increase in contract related accruals.
Investing Activities.
Net cash used for investing activities of continuing operations increased $9,854 compared to the prior-year quarter. This increase was due to an increase in capital expenditures in the current-year quarter compared to the prior-year quarter as a result of the inclusion of Orbital in our results.
Financing Activities.
Net cash used for financing activities increased $37,134 compared to the prior-year quarter. This increase was driven by an increase in cash used to repurchase shares of our common stock, make debt principal payments, and pay dividends to our shareholders in the current-year quarter.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, debt repayments, employee benefit obligations, share repurchases, dividends and any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on our debt.
During the quarter ended July 5, 2015, we paid dividends totaling $15,470. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
Based on our current financial condition, we believe our cash position, combined with anticipated generation of cash flows, as well as the availability of funding, if needed, through our revolving credit facilities, access to debt and equity markets, and potential future sources of funding such as additional bank financing and debt markets, will be adequate to fund future growth as well as service our anticipated long-term debt and pension obligations, make capital expenditures and pay dividends over the next 12 months.
We do not expect our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
As of July 5, 2015, we had actual total indebtedness of $1,573,502, and our $700,000 Revolving Credit Facility provided for the potential of additional borrowings up to $525,745 (reduced for outstanding letters of credit of $174,255). There were no borrowings under the Revolving Credit Facility as of July 5, 2015.
Our indebtedness consisted of the following:

	July 5, 2015	March 31, 2015
Senior Credit Facility:
Term A Loan due 2018	$934,250	$946,875
Term A Loan due 2019	142,500	144,375
Term B Loan due 2020	196,752	197,251
Revolving Credit Facility due 2018	—	—
5.25% Senior Notes due 2021	300,000	300,000
Carrying amount of long-term debt	1,573,502	1,588,501
Less: Current portion of long-term debt	59,997	59,997
Long-term debt	$1,513,505	$1,528,504
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Covenants
As of July 5, 2015, we were in compliance with all of the covenants in our debt agreements, including specified financial ratios that our Senior Credit Facility requires us to meet as follows:

	Senior Leverage Ratio (1)	Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	3.00	4.00	3.00
Actual at July 5, 2015	1.96	2.42	8.78
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
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for further discussion of the covenants in our debt agreements.
Many of our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants in the future and to meet and maintain the requisite financial ratios may be affected by events beyond our control.
Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or one million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. Under the repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors.
The Company repurchased 328,841 shares for $24,502 during the quarter ended July 5, 2015. In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
Any additional authorized repurchases would be subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. The Company's 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items, less restricted payments made since April 1, 2001. As of July 5, 2015, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Senior Credit Facility Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also prohibits dividend payments if loan defaults exist or the financial covenants contained in the Facility are not met.
Contractual Obligations and Commercial Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Company’s Annual Report on Form 10-K for fiscal 2015.
Contingencies
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 1.00% and 0.50% as of July 5, 2015 and March 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	July 5, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(47,836)	$23,603	$(51,749)	$26,506
Unamortized discount	2,728	(1,183)	1,624	(750)
Present value amounts (payable) receivable	$(45,108)	$22,420	$(50,125)	$25,756
As of July 5, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $45,108 to $80,153.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2015.
The Company has been identified as a potentially responsible party ("PRP"), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, the Company may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on the Company's operating results, financial condition or cash flows.
Other Contingencies. The Company is also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of the Company’s Annual Report on Form 10-K for fiscal 2015.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk during the quarter ended July 5, 2015. For additional information, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for fiscal 2015.
ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of July 5, 2015, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal 2015, the Company completed the acquisition of Orbital, which is being integrated into the Company’s Flight Systems Group and Space Systems Group. As part of the Company's ongoing integration activities, we are continuing to incorporate our controls and procedures into the Orbital business and to augment the Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. During the quarter ended July 5, 2015 there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company’s report on internal control over financial reporting in the Annual Report on Form 10-K for the year ending March 31, 2015, included a scope exception that excluded the acquired Orbital business in order for management to have sufficient time to evaluate and implement the Company's internal control over financial reporting. The Company’s report on the Company's internal control over financial reporting in the Annual Report on Form 10-K for the transition period ending December 31, 2015 will not have this exception as the Company's internal controls over financial reporting will be implemented within the Orbital business prior to December 31, 2015.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to its business or likely to result in a material adverse effect on its future operating results, financial condition or cash flows.
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
Putative class action and derivative lawsuits challenging the Merger were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, the Company and Orbital's directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation (the "Consolidated Lawsuit").  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger, and alleged that the Company aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the "MOU") regarding the settlement of this matter.  If the court approves the settlement contemplated by the MOU, the Consolidated Lawsuit will be dismissed with prejudice.  Under the terms of the MOU, the parties agreed to settle the Consolidated Lawsuit and release the defendants from all claims relating to the Merger, subject to court approval. Pursuant to the terms of the MOU, Orbital and the Company agreed to make available additional information to Orbital's stockholders in connection with the Merger vote, and the defendants agreed to negotiate regarding an appropriate amount of fees to be paid to plaintiffs’ counsel by Orbital or its successor.
U.S. Government Investigations.    The Company is also subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on its operating results, financial condition or cash flows.
Environmental Liabilities.    The Company's operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in the Company being involved with a number of related legal proceedings, claims and remediation obligations. The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. The Company's policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring and resource restoration costs to be incurred.
The Company has been identified as a potentially responsible party ("PRP"), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition or cash flows.
The Company could incur substantial costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or noncompliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition or cash flows in the past, and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.

The description of certain environmental matters contained in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies," is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
While the Company attempts to identify, manage and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015 describes all known material risks and uncertainties associated with its business. These risks and uncertainties have the potential to materially affect the Company’s business, financial condition, results of operations, cash flows, projected results and future prospects.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
April 1 - May 3	1,360	$74.65	—
May 4 - May 31	2,683	75.61	—
June 1 - July 5	329,035	74.49	328,841
Fiscal quarter ended July 5, 2015	333,078	$74.50	328,841	671,159
____________________________________________________________

(1)
The 333,078 shares purchased include shares repurchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under the Company's incentive compensation plans.

(2)
On March 11, 2015, the Board of Directors authorized a new repurchase program of up to the lesser of one million shares or $75 million through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. The Company repurchased 328,841 shares for $24,502 during the quarter ended July 5, 2015.

(3)	The maximum number of shares that may yet be purchased under the program was calculated using the Orbital ATK closing stock price of $72.02 on July 5, 2015.
The discussion of limitations upon the payment of dividends as a result of the indentures governing the Company's debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Debt," is incorporated herein by reference.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.1	Description of non-employee Directors' cash and equity compensation ("Director Compensation-Summary Compensation Information" on pages 22-23 of Schedule 14A filed on June 24, 2015).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL ATK, INC.
August 10, 2015	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer