Form 10-Q
period 2015-10-04
ORBITAL ATK, INC.
filed 2015-11-05
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2015, there were 58,828,770 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended		Six Months Ended
(Amounts in thousands except per share data)	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Sales	$1,134,886	$743,202	$2,264,842	$1,457,562
Cost of sales	884,734	579,818	1,760,265	1,131,528
Gross profit	250,152	163,384	504,577	326,034
Operating expenses:
Research and development	28,666	8,942	53,330	14,105
Selling	28,137	23,213	60,641	46,288
General and administrative	69,384	50,962	140,847	113,555
Income from continuing operations, before interest, income taxes and noncontrolling interest	123,965	80,267	249,759	152,086
Net interest expense	(24,293)	(23,340)	(39,655)	(46,731)
Income from continuing operations, before income taxes and noncontrolling interest	99,672	56,927	210,104	105,355
Income taxes	33,123	15,632	70,685	32,218
Income from continuing operations, before noncontrolling interest	66,549	41,295	139,419	73,137
Less net income attributable to noncontrolling interest	147	81	264	150
Income from continuing operations of Orbital ATK, Inc.	66,402	41,214	139,155	72,987
Discontinued operations:
Income from discontinued operations, before income taxes	—	80,411	—	164,147
Income taxes	—	26,516	—	56,427
Income from discontinued operations	—	53,895	—	107,720
Net income attributable to Orbital ATK, Inc.	$66,402	$95,109	$139,155	$180,707

Basic earnings per common share from:
Continuing operations	$1.13	$1.30	$2.36	$2.31
Discontinued operations	—	1.70	—	3.40
Net income attributable to Orbital ATK, Inc.	$1.13	$3.00	$2.36	$5.71
Weighted-average number of common shares outstanding	58,746	31,689	58,944	31,666
Diluted earnings per common share from:
Continuing operations	$1.12	$1.29	$2.34	$2.24
Discontinued operations	—	1.68	—	3.30
Net income attributable to Orbital ATK, Inc.	$1.12	$2.97	$2.34	$5.54
Weighted-average number of diluted common shares outstanding	59,304	32,058	59,526	32,605

Comprehensive income:
Net income attributable to Orbital ATK, Inc. and noncontrolling interest (from above)	$66,549	$95,190	$139,419	$180,857
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,691, $2,954, $5,382 and $5,909, respectively	(4,335)	(4,761)	(8,670)	(9,524)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(14,196), $(11,582), $(28,806) and $(23,165), respectively	22,870	18,640	46,406	37,281
Change in fair value of derivatives, net of tax (expense) benefit of $1,896, $(407), $2,257 and $(2,508), respectively	(2,996)	650	(3,567)	4,006
Other, net of tax (expense) benefit of $55, $(54), $72 and $(154), respectively	(88)	86	(115)	246
Change in cumulative translation adjustment, net of tax expense of $0, $5,593, $0 and $4,844, respectively	—	(8,934)	—	(7,738)
Total other comprehensive income	15,451	5,681	34,054	24,271
Comprehensive income	82,000	100,871	173,473	205,128
Less comprehensive income attributable to noncontrolling interest	147	81	264	150
Comprehensive income attributable to Orbital ATK, Inc.	$81,853	$100,790	$173,209	$204,978
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	October 4, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$65,087	$139,253
Net receivables	1,882,675	1,793,556
Net inventories	175,317	196,114
Income taxes receivable	—	31,415
Deferred income taxes	107,466	107,484
Prepaid expenses and other current assets	129,427	121,084
Total current assets	2,359,972	2,388,906
Net property, plant and equipment	797,524	807,057
Goodwill	1,875,269	1,875,269
Net intangibles	139,284	165,207
Deferred income taxes	121,319	140,321
Deferred charges and other noncurrent assets	117,280	127,642
Total assets	$5,410,648	$5,504,402
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$59,997
Accounts payable	227,051	158,137
Contract-related accruals	268,129	357,296
Contract advances and allowances	154,845	173,198
Accrued compensation	140,800	135,528
Other current liabilities	144,192	212,628
Total current liabilities	975,017	1,096,784
Long-term debt	1,497,000	1,528,504
Postretirement and postemployment benefits	70,342	74,658
Pension	811,459	851,001
Other noncurrent liabilities	150,619	165,795
Total liabilities	3,504,437	3,716,742
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,898,248 shares at October 4, 2015 and 59,427,942 shares at March 31, 2015	589	594
Additional paid-in-capital	2,181,288	2,182,814
Retained earnings	1,284,063	1,160,272
Accumulated other comprehensive loss	(813,594)	(847,648)
Common stock in treasury, at cost—10,036,776 shares held at October 4, 2015 and 9,507,082 shares held at March 31, 2015	(757,061)	(719,034)
Total Orbital ATK, Inc. stockholders' equity	1,895,285	1,776,998
Noncontrolling interest	10,926	10,662
Total equity	1,906,211	1,787,660
Total liabilities and equity	$5,410,648	$5,504,402
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Amounts in thousands)	October 4, 2015	September 28, 2014
Operating Activities
Continuing operations:
Net income	$139,419	$180,857
Net income from discontinued operations	—	107,720
Income from continuing operations	139,419	73,137
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities of continuing operations:
Depreciation	63,057	35,317
Amortization of intangible assets	26,241	1,547
Amortization of debt discount	—	3,212
Amortization and write-off of deferred financing costs	11,211	2,698
Deferred income taxes	(2,076)	(7,353)
(Gain) loss on disposal of property	802	1,008
Share-based plans expense	15,049	7,927
Excess tax benefits from share-based plans	(4,460)	(6,783)
Changes in assets and liabilities:
Net receivables	(89,119)	(107,869)
Net inventories	20,797	4,847
Accounts payable	64,703	54,635
Contract advances and allowances	(18,353)	12,813
Accrued compensation	12,184	(36,126)
Contract-related accruals	(89,167)	19,999
Pension and other postretirement benefits	17,303	5,365
Other assets and liabilities	(37,614)	(24,263)
Cash provided by (used for) operating activities of continuing operations	129,977	40,111
Cash provided by (used for) operating activities of discontinued operations	—	(15,596)
Cash provided by (used for) operating activities	129,977	24,515
Investing Activities
Continuing operations:
Capital expenditures	(53,424)	(39,346)
Proceeds from the disposition of property, plant and equipment	13	2,158
Cash provided by (used for) investing activities of continuing operations	(53,411)	(37,188)
Cash provided by (used for) investing activities of discontinued operations	—	(20,337)
Cash provided by (used for) investing activities	(53,411)	(57,525)
Financing Activities
Borrowings on revolving credit facilities	775,000	410,000
Payments on revolving credit facilities	(725,000)	(310,000)
Payments made on bank debt	(14,999)	(13,250)
Payments made to extinguish debt	(1,373,502)	(404,462)
Proceeds from issuance of debt	1,287,000	150,000
Payments made for debt issuance costs	(9,078)	(507)
Purchase of treasury shares	(63,798)	(8,451)
Dividends paid	(30,815)	(20,438)
Excess tax benefits from share-based plans	4,460	6,783
Cash provided by (used for) financing activities	(150,732)	(190,325)
Effect of foreign exchange rate fluctuations on cash	—	(629)
Decrease in cash and cash equivalents	(74,166)	(223,964)

Cash and cash equivalents at beginning of period	139,253	266,632
Cash and cash equivalents at end of period	$65,087	$42,668

Supplemental Cash Flow Disclosures
Cash paid for:
Interest, net	$35,811	$36,340
Income taxes, net	16,036	69,439
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$5,296	$3,423
Noncash financing and operating activity:
Debt issuance costs included in accounts payable	$819	$—
Treasury shares purchased included in accounts payable	2,159	—

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

(Amounts in thousands except share data)	Common Stock $.01 Par Value		Additional Paid-in- capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Six months ended October 4, 2015
Balance, March 31, 2015	59,427,942	$594	$2,182,814	$1,160,272	$(847,648)	$(719,034)	$10,662	$1,787,660
Comprehensive income	—	—	—	139,155	34,054	—	264	173,473
Exercise of stock options	110,197	1	(1,461)	—	—	8,335	—	6,875
Restricted stock grants	72,125	1	(6,429)	—	—	6,429	—	1
Share-based compensation	—	—	15,049	—	—	—	—	15,049
Treasury stock purchased	(825,986)	(8)	—	—	—	(60,769)	—	(60,777)
Shares issued net of treasury stock withheld	117,878	1	(14,183)	—	—	9,357	—	(4,825)
Tax benefit related to share-based plans and other	—	—	4,438	—	—	—	—	4,438
Dividends	—	—	—	(15,364)	—	—	—	(15,364)
Employee benefit plans and other	(3,908)	—	1,060	—	—	(1,379)	—	(319)
Balance, October 4, 2015	58,898,248	$589	$2,181,288	$1,284,063	$(813,594)	$(757,061)	$10,926	$1,906,211

Six months ended September 28, 2014
Balance, March 31, 2014	31,842,642	$318	$534,015	$2,789,264	$(680,809)	$(731,213)	$10,563	$1,922,138
Comprehensive income	—	—	—	180,707	24,271	—	150	205,128
Restricted stock grants	29,497	—	(3,312)	—	—	3,312	—	—
Share-based compensation	—	—	7,927	—	—	—	—	7,927
Shares issued net of treasury stock withheld	59,193	—	(7,388)	—	—	1,581	—	(5,807)
Tax benefit related to share-based plans and other	—	—	12,108	—	—	—	—	12,108
Dividends	—	—	—	(20,438)	—	—	—	(20,438)
Employee benefit plans and other	22	1	1,172	—	—	(3,815)	—	(2,642)
Convertible debt premium, net of tax $42,322	—	—	(112,555)	—	—	—	—	(112,555)
Balance, September 28, 2014	31,931,354	$319	$431,967	$2,949,533	$(656,538)	$(730,135)	$10,713	$2,005,859
See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2015 ("fiscal 2015"). Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position as of October 4, 2015, and its results of operations and cash flows for the quarters and six months ended October 4, 2015 and September 28, 2014.
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
2. New Accounting Pronouncements
The Company considers the applicability and impact of all accounting standards updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. On July 9, 2015 the FASB voted to approve a one year delay of the effective date of the new standard. Accordingly, the new standard will be effective for periods beginning after December 15, 2017, although companies may voluntarily adopt the new standard as of the original effective date. This guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements or disclosures.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements or disclosures.
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
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments in purchase accounting. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This ASU will be effective for the Company for interim and annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this standard will have on the Company's consolidated financial statements or disclosures.
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
The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	October 4, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$11,428	$—
Derivatives	—	1,993	—
Liabilities:
Derivatives	$—	$11,132	$—

	March 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,327	$—
Derivatives	—	7,823	—
Liabilities:
Derivatives	$—	$11,137	$—
The following table presents the Company's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	October 4, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700,000	$706,875	$300,000	$306,000
Variable-rate debt	837,000	837,000	1,288,501	1,283,539
4. Mergers, Acquisitions and Divestitures
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
Pursuant to the Distribution, Company stockholders received 2 shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements."

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

In connection with the Merger, each outstanding share of Orbital common stock was converted into the right to receive 0.449 shares of Company common stock. The Company issued approximately 27.4 million shares of common stock to Orbital stockholders. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing stockholders owned 53.8%. Based on the closing price of the Company's common stock following the Distribution on February 9, 2015 as reported on the New York Stock Exchange, the aggregate value of the consideration paid or payable to former holders of Orbital common stock was approximately $1.8 billion. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.
Preliminary Valuation of Net Assets Acquired
Certain estimated values, including: goodwill, intangibles, property, plant and equipment, and deferred taxes, are not final and the preliminary purchase price allocations are subject to change as the Company completes the analysis of the fair value at the date of the Merger. The final determination of the fair value of assets and liabilities will be completed within the 12-month measurement period from the date of the Merger as required. Due to the significance of the Merger, the Company believes that it may use all of this measurement period to adequately analyze and assess the fair values of acquired assets and liabilities. This assessment includes the evaluation of the significant contractual and operational factors and assumptions associated with the fair values of contract-related intangibles and property, plant and equipment and the related tax impacts. No adjustments were made during the six-month period ended October 4, 2015 to the preliminary purchase price allocations recorded in the Company's financial statements as of March 31, 2015.
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
Discontinued Operations
Sales from discontinued operations totaled $530,047 and $1,091,077 for the quarter and six months ended September 28, 2014, respectively.
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
Sales to Vista Outdoor under the supply agreements were $48,839 and $105,528 for the quarter and six months ended October 4, 2015, respectively. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation were $67,231 and $119,649 for the quarter and six months ended September 28, 2014, respectively.
5. Goodwill, Net Intangibles and Deferred Charges and Other Noncurrent Assets
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, March 31, 2015	$799,362	$366,947	$708,960	$1,875,269
No change	—	—	—	—
Balance, October 4, 2015	$799,362	$366,947	$708,960	$1,875,269
Net intangibles consisted of the following:

	October 4, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortizing intangibles:
Contract backlog	$164,000	$(30,833)	$133,167	$164,000	$(6,167)	$157,833
Patented technology	11,018	(5,913)	5,105	10,700	(5,350)	5,350
Customer relationships and other	24,294	(23,282)	1,012	24,294	(22,270)	2,024
Intangibles	$199,312	$(60,028)	$139,284	$198,994	$(33,787)	$165,207

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The assets in the table above are being amortized using a straight-line method over a weighted-average remaining period of 2.6 years. Amortization expense for the quarter and six months ended October 4, 2015 was $13,218 and $26,241, respectively. Amortization expense for the quarter and six months ended September 28, 2014 was $772 and $1,547, respectively. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents and Customer Relationships	Total
Remainder of 2015	$12,333	$800	$13,133
2016	49,333	1,682	51,015
2017	49,333	1,176	50,509
2018	10,833	1,123	11,956
2019	5,335	1,068	6,403
Thereafter	6,000	268	6,268
Total	$133,167	$6,117	$139,284
Deferred charges and other noncurrent assets consisted of the following:

	October 4, 2015	March 31, 2015
Gross debt issuance costs	$17,829	$22,280
Less accumulated amortization	(2,575)	(5,712)
Net debt issuance costs	15,254	16,568
Environmental remediation receivable	15,717	23,771
Other noncurrent assets	86,309	87,303
Total deferred charges and other noncurrent assets	$117,280	$127,642
6. Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards and contingently issuable shares related to the Company's Convertible Senior Subordinated Notes during each period presented, which, if exercised, earned or converted, would have a dilutive effect on EPS (the Company's Convertible Senior Subordinated Notes were retired in the quarter ended September 28, 2014).
In computing EPS for the quarters and six months ended October 4, 2015 and September 28, 2014, earnings reported for each respective period were divided by weighted-average shares outstanding, determined as follows (in thousands):

	Quarters Ended		Six Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Basic	58,746	31,689	58,944	31,666
Dilutive effect of stock-based awards	558	314	582	336
Dilutive effect of contingently issuable shares	—	55	—	603
Diluted	59,304	32,058	59,526	32,605
Anti-dilutive stock options excluded from the calculation of diluted shares	89	44	89	44

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
The Company entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on estimates obtained from the counterparties. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at October 4, 2015, five of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
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
As of October 4, 2015, the Company had the following outstanding commodity forward contracts which hedge forecasted purchases:

Number of Pounds
Copper	11,200
Zinc	2,560
As of October 4, 2015, the Company had three outstanding interest rate swaps with notional amounts of $100,000 each with maturity dates in August 2016, 2017 and 2018, as well as two interest rate swaps with notional amounts of $50,000 each with maturity dates in November 2016 and 2017. See Note 12 for additional information.
As of October 4, 2015, the Company had the following outstanding foreign currency forward contracts in place:

Quantity Hedged
Euros Sold	86,920
Euros Purchased	16,062

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The table below presents the fair value and location of the Company's derivative instruments designated as hedging instruments in the consolidated balance sheets as of the periods presented.

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	October 4, 2015	March 31, 2015	October 4, 2015	March 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$—	$1,054	$3,850	$899
Commodity forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	271	—	2
Foreign currency forward contracts	Other current assets / other current liabilities	1,123	2,664	1,962	5,101
Foreign currency forward contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	870	3,834	76	897
Interest rate contracts	Deferred charges and other noncurrent assets / other noncurrent liabilities	—	—	5,244	4,238
Total		$1,993	$7,823	$11,132	$11,137
Due to the nature of the Company's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
For the periods presented below, the derivative gains and losses in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended October 4, 2015
Commodity forward contracts	Cost of Sales	$(919)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,011)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(834)	Cost of Sales	—
Quarter ended September 28, 2014
Commodity forward contracts	Cost of Sales	$752	Cost of Sales	$—
Interest rate contracts	Interest expense	(929)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—

Six months ended October 4, 2015
Commodity forward contracts	Cost of Sales	$(1,109)	Cost of Sales	$—
Interest rate contracts	Interest expense	(2,031)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(1,390)	Cost of Sales	—
Six months ended September 28, 2014
Commodity forward contracts	Cost of Sales	$(1,772)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,970)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	—	Cost of Sales	—
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
8. Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following table summarizes the components and changes in the balance of AOCI, net of income taxes:

	Quarter Ended October 4, 2015				Six Months Ended October 4, 2015
	Derivatives	Pension and Other Postretire- ment Benefits	Available-for-sale Securities	Total	Derivatives	Pension and Other Postretire- ment Benefits	Available-for-sale Securities	Total
Balance, beginning of period	$(2,644)	$(827,444)	$1,043	$(829,045)	$(2,073)	$(846,645)	$1,070	$(847,648)
Net change in fair value of derivatives	(4,696)	—	—	(4,696)	(6,356)	—	—	(6,356)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	1,700	—	—	1,700	2,789	—	—	2,789
Net actuarial losses reclassified from AOCI (2)	—	22,870	—	22,870	—	46,406	—	46,406
Prior service costs reclassified from AOCI (2)	—	(4,335)	—	(4,335)	—	(8,670)	—	(8,670)
Other	—	—	(88)	(88)	—	—	(115)	(115)
Balance, October 4, 2015	$(5,640)	$(808,909)	$955	$(813,594)	$(5,640)	$(808,909)	$955	$(813,594)

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Quarter Ended September 28, 2014					Six Months Ended September 28, 2014
	Derivatives	Pension and Other Postretire- ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total	Derivatives	Pension and Other Postretire- ment Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Balance, beginning of period	$(1,666)	$(661,236)	$992	$(309)	$(662,219)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net change in fair value of derivatives	541	—	—	—	541	1,705	—	—	—	1,705
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	109	—	—	—	109	2,301	—	—	—	2,301
Net actuarial losses reclassified from AOCI (2)	—	18,640	—	—	18,640	—	37,281	—	—	37,281
Prior service costs reclassified from AOCI (2)	—	(4,761)	—	—	(4,761)	—	(9,524)	—	—	(9,524)
Net change in cumulative translation adjustment	—	—	—	(8,934)	(8,934)	—	—	—	(7,738)	(7,738)
Other	—	—	86	—	86	—	—	246	—	246
Balance, September 28, 2014	$(1,016)	$(647,357)	$1,078	$(9,243)	$(656,538)	$(1,016)	$(647,357)	$1,078	$(9,243)	$(656,538)

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented.
9. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	October 4, 2015	March 31, 2015
Billed receivables	$276,919	$278,031
Unbilled receivables	1,606,839	1,520,217
Less allowance for doubtful accounts	(1,083)	(4,692)
Net receivables	$1,882,675	$1,793,556
Receivable balances are shown net of customer progress payments received of $549,526 as of October 4, 2015 and $585,932 as of March 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. As of October 4, 2015 and March 31, 2015, the net receivable balance includes contract-related unbilled receivables which the Company does not expect to collect within the next 12 months of $278,600 and $298,900, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Net Inventories
Net inventories consisted of the following:

	October 4, 2015	March 31, 2015
Raw materials	$76,886	$69,112
Contracts in process	97,032	126,038
Finished goods	1,399	964
Net inventories	$175,317	$196,114
11. Other Current and Noncurrent Liabilities
Other current and noncurrent liabilities consisted of the following:

	October 4, 2015	March 31, 2015
Other current liabilities:
Employee benefits and insurance, including pension and other postretirement benefits	$55,518	$53,588
Deferred lease obligation	28,789	30,857
Warranty	5,524	9,555
Interest	441	7,801
Other	53,920	110,827
Total other current liabilities	$144,192	$212,628

Other noncurrent liabilities:
Environmental remediation	$38,839	$43,326
Income taxes	36,380	34,415
Deferred lease obligation	19,863	21,036
Management nonqualified deferred compensation plan	17,165	14,853
Other	38,372	52,165
Total other noncurrent liabilities	$150,619	$165,795
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

Balance, March 31, 2015	$9,555
Payments made	(350)
Warranties issued	57
Changes related to preexisting warranties	(3,517)
Balance, July 5, 2015	5,745
Payments made	(61)
Warranties issued	—
Changes related to preexisting warranties	(160)
Balance, October 4, 2015	$5,524

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

12. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	October 4, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$800,000	$—
Revolving Credit Facility due 2020	37,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Revolving Credit Facility due 2018	—	—
Carrying amount of long-term debt	1,537,000	1,588,501
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,497,000	$1,528,504
Senior Credit Facility
In September 2015, the Company refinanced its Former Senior Credit Facility (see below) with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due on September 29, 2020. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. Based on the Company's current total leverage ratio, the current base rate margin is 0.5% and the current LIBOR margin is 1.5%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.19% at October 4, 2015. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this current fee is 0.25%. As of October 4, 2015, the Company had borrowings of $37,000 against the Revolving Credit Facility and had outstanding letters of credit of $152,894, which reduced amounts available on the Revolving Credit Facility to $810,106. As a result of this refinancing, the Company recorded a charge of $9,482, reported in net interest expense, to write off a portion of the unamortized debt issuance costs associated with the Former Senior Credit Facility. The remaining unamortized debt issuance costs associated with the Former Senior Credit Facility of $3,361 will be amortized to interest expense along with $3,903 of debt issuance costs incurred related to the Senior Credit Facility over five years, the term of the Senior Credit Facility.
5.50% Notes
In September 2015, the Company issued $400,000 aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.5% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of $5,994 related to these notes are being amortized to interest expense over eight years, the term of the notes.
5.25% Notes
In October 2013, the Company issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of approximately $2,625 related to these notes are being amortized to interest expense over eight years, the term of the notes.
Former Senior Credit Facility
In September 2015, the Company refinanced and paid off its former senior credit facility (the "Former Senior Credit Facility") which was comprised of a term loan of $1,160,000 (the "Former Term A Loan"), a term loan of $250,000 (the "Former Term B Loan") and a $700,000 revolving credit facility (the "Former Revolving Credit Facility"), all of which were to mature from 2018 to 2020. The Former Term A Loan and the Former Term B loan were subject to quarterly principal payments of $14,500 and $499, respectively. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries were pledged as collateral under the Former Senior Credit Facility. Borrowings under the Former Senior Credit Facility were charged interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on the Company's senior secured credit ratings. The Company paid an annual commitment fee on the unused portion of the Former Revolving Credit Facility based on its senior secured credit ratings.
Interest Rate Swaps
During fiscal 2014, the Company entered into five floating-to-fixed interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates. As of October 4, 2015, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(466)	0.87%	0.19%	August 2016
Non-amortizing swap	100,000	(1,421)	1.29%	0.19%	August 2017
Non-amortizing swap	100,000	(2,670)	1.69%	0.19%	August 2018
Non-amortizing swap	50,000	(148)	0.65%	0.19%	November 2016
Non-amortizing swap	50,000	(540)	1.10%	0.19%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.50% Notes and the 5.25% Notes are the Company’s general unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.50% Notes and the 5.25% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by the Company. The Company, exclusive of these guarantor subsidiaries, has no independent operations or material assets. The guarantee by any Subsidiary Guarantor of the Company's obligations in respect of the 5.50% Notes and the 5.25% Notes will be released in each of the following circumstances:

•	if, as a result of the sale of its capital stock, such Subsidiary Guarantor ceases to be a Restricted Subsidiary;

•	if such Subsidiary Guarantor is designated as an "Unrestricted Subsidiary" with respect to the 5.25% Notes and the 5.50% Notes;

•	upon defeasance or satisfaction and discharge of the 5.25% Notes and the 5.50% Notes, as applicable; and

•
if such Subsidiary Guarantor has been released from its guarantees of indebtedness under the credit agreement governing the Senior Credit Facility (the "Credit Agreement") and all capital markets debt securities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of 2015	$10,000
Calendar 2016	40,000
Calendar 2017	40,000
Calendar 2018	40,000
Calendar 2019	40,000
Thereafter	1,367,000
Total	$1,537,000
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.50% Notes and the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.50% Notes and 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company’s net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior secured debt limits, with a limit, when those senior secured debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 4, 2015, the Company was in compliance with the financial covenants.
13. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarters Ended		Six Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$4,815	$5,849	$9,630	$11,698
Interest cost	30,348	32,596	60,696	65,193
Expected return on plan assets	(40,117)	(41,803)	(80,234)	(83,607)
Amortization of unrecognized net loss	37,690	29,814	75,379	59,629
Amortization of unrecognized prior service cost	(5,213)	(5,622)	(10,425)	(11,245)
Net periodic benefit cost	$27,523	$20,834	$55,046	$41,668

Table of Content
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The components of net periodic benefit income are as follows:

	Other Postretirement Benefits
	Quarters Ended		Six Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$1	$1	$1	$2
Interest cost	1,126	1,203	2,252	2,407
Expected return on plan assets	(922)	(888)	(1,844)	(1,776)
Amortization of unrecognized net loss	495	409	991	818
Amortization of unrecognized prior service cost	(1,813)	(2,094)	(3,626)	(4,188)
Net periodic benefit income	$(1,113)	$(1,369)	$(2,226)	$(2,737)
Employer Contributions. During the six months ended October 4, 2015, the Company contributed $28,700 directly to the pension trust and $1,240 directly to retirees under its nonqualified supplemental executive retirement plan. The Company also contributed $4,431 to its other postretirement benefit plans. The Company anticipates making additional pension contributions of approximately $12,300 in order to meet the minimum required contributions for 2015. The Company anticipates making additional contributions of approximately $1,534 directly to retirees under the nonqualified plan and $1,892 to its other postretirement benefit plans during the remainder of 2015.
14. Income Taxes
The Company’s income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended October 4, 2015 and September 28, 2014, were 33.2% and 27.5%, respectively. The increase in the rate from the prior-year quarter is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year quarter, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year quarter.
The effective income tax rates for the six months ended October 4, 2015 and September 28, 2014, were 33.6% and 30.6%, respectively. The increase in the rate from the prior-year period is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year period, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year period.
The IRS released final regulations relating to the capitalization of tangible personal property on September 13, 2013.  The Company has substantially completed its analysis of the impact of these new regulations, with no material impact on the Company's financial statements.
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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $483 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income of $0 to $309.
15. Stockholders' Equity
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
Total pretax stock-based compensation expense of $6,046 and $4,066 was recognized during the quarters ended October 4, 2015 and September 28, 2014, respectively and $15,049 and $7,927 was recognized during the six months ended October 4, 2015 and September 28, 2014, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The total income tax benefit recognized in the income statement for share-based compensation was $2,194 and $1,560 during the quarters ended October 4, 2015 and September 28, 2014, respectively and $5,660 and $3,042 was recognized during the six months ended October 4, 2015 and September 28, 2014, respectively.
The Company sponsors six stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and two legacy Orbital plans, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan and the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan). As of October 4, 2015, the Company authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 3,707,162 common shares were available to be granted. No new grants will be made out of the other five plans.
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
As of October 4, 2015, there were 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period on March 31, 2016 and 57,096 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
As of October 4, 2015, there were up to 161,974 shares reserved for performance awards for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

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
The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were 820 TSR awards granted during the six months ended October 4, 2015.
Restricted stock granted to non-employee directors and certain key employees totaled 15,645 shares during the quarter ended October 4, 2015. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

exercise and post-vesting employment termination trends. There were 1,443 stock options granted during the six months ended October 4, 2015 and no stock options granted during the six months ended September 28, 2014.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At October 4, 2015, based on progress to date on certain contracts, there was approximately $29,292 included in unbilled receivables for contract claims compared to $42,055 as of March 31, 2015.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.5% and 0.5% as of October 4, 2015 and March 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	October 4, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(42,693)	$18,114	$(51,749)	$26,506
Unamortized discount	1,223	(398)	1,624	(750)
Present value amounts (payable) receivable	$(41,470)	$17,716	$(50,125)	$25,756
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $41,470 discounted liability as of October 4, 2015, $2,631 was recorded within other current liabilities and $38,839 was recorded within other long-term liabilities. Of the $17,716 discounted receivable, the Company recorded $1,999 within other current assets and $15,717 within other noncurrent assets. As of October 4, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $41,470 to $82,494.
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
17. Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares and extended the repurchase period through December 31, 2016. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 497,145 shares for $36,275 and 825,986 for $60,777 during the quarter and six months ended October 4, 2015, respectively.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
18. Changes in Estimates
The majority of the Company’s sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method ("POC"). Accounting for contracts under POC requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $45 million and $24 million for the quarters ended October 4, 2015 and September 28, 2014, respectively. The changes in estimates for the quarter ended October 4, 2015 are primarily attributable to a favorable adjustment in connection with the Company’s Commercial Resupply Services (“CRS”) contract, discussed below, in addition to a favorable adjustment associated with a contract termination in Flight Systems Group. The prior-year quarter adjustments were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $70 million and $47 million for the six months ended October 4, 2015 and September 28, 2014, respectively. The current six-month changes in estimates are primarily attributable to the favorable cumulative adjustment pertaining to the CRS contract mentioned above, in addition to a favorable adjustment associated with a contract termination in Flight Systems Group. The prior-year six month adjustments were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
During the quarter ended October 4, 2015, the Company settled disputes related to its contract with a supplier, Aerojet-Rocketdyne Holdings, Inc. ("Aerojet"), which dealt with the purchase of engines for the Company’s Antares rocket. In connection with this settlement, Aerojet made a one-time $50 million cash payment to the Company in September 2015. As a result, the Company recorded a cost reduction and a corresponding revenue reduction on the Antares rocket program. The Antares rocket has been used in the execution of the CRS contract with NASA to deliver cargo to the International Space

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

Station. The financial results for the Antares rocket program are reported in Flight Systems Group and the financial results for the Cygnus spacecraft, which is also utilized in the execution of the CRS contract, are reported in Space Systems Group. The contract profit margin estimate for the CRS contract is determined as one rate for both the Antares and Cygnus programs. As a result of the Aerojet settlement and progress on the CRS contract, the Company increased its profit margin estimate on the CRS contract and recorded a favorable adjustment that is reflected in the results of Flight Systems Group and Space Systems Group in the quarter ended October 4, 2015.
19. Restructuring Costs
During the quarter ended October 4, 2015, the Company incurred a restructuring charge related to termination benefits offered to employees within Defense Systems Group. The following table summarizes activity pertaining to the Company's restructuring activities:

	Termination Benefits	Remaining Lease Rentals	Total
Balance, March 31, 2015	$8,332	$10,427	$18,759
Expense	2,173	—	2,173
Cash paid	(8,431)	(1,206)	(9,637)
Balance, October 4, 2015	$2,074	$9,221	$11,295
20. Operating Segment Information
The Company operates its business structure within three operating segments. These operating segments ("groups") are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.

•
Flight Systems Group is comprised of a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business); and Orbital's former Launch Vehicles segment. Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and satellite launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
Defense Systems Group is comprised of all of the Company's former Defense Group (Armament Systems, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Defense Systems Group develops and produces small-, medium- and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group is comprised of a portion of the Company's former Aerospace Group (Space Components division and part of Space Systems Operations division); and Orbital's former Advanced Space Programs and Satellite and Space Systems segments. Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including re-supplying the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes the Company's results by segment:

	Quarters Ended		Six Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Sales to external customers:
Flight Systems Group	$317,449	$250,529	$704,261	$505,411
Defense Systems Group	451,120	418,816	888,900	806,131
Space Systems Group	366,317	73,857	671,681	146,020
Total external sales	1,134,886	743,202	2,264,842	1,457,562
Intercompany sales:
Flight Systems Group	7,173	1,715	18,433	4,081
Defense Systems Group	1,488	68,918	3,478	123,754
Space Systems Group	5,021	3,834	9,724	7,891
Corporate	(13,682)	(74,467)	(31,635)	(135,726)
Net intercompany sales	—	—	—	—
Total sales	$1,134,886	$743,202	$2,264,842	$1,457,562

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$51,138	$34,535	$109,198	$67,202
Defense Systems Group	35,294	50,342	74,458	95,486
Space Systems Group	41,552	4,812	82,981	10,523
Corporate	(4,019)	(9,422)	(16,878)	(21,125)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$123,965	$80,267	$249,759	$152,086

	October 4, 2015	March 31, 2015
Total assets:
Flight Systems Group	$2,076,634	$2,047,966
Defense Systems Group	1,411,867	1,320,425
Space Systems Group	1,477,639	1,467,948
Corporate	444,508	668,063
Total assets	$5,410,648	$5,504,402
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

•
reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011 and sourcing strategies,

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

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates,

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions,

•	supply, availability and costs of raw materials and components, including commodity price fluctuations,

•	performance of the Company's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	the performance of our products,

•	fires or explosions at any of the Company's facilities,

•	government investigations and audits,

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences,

•	impacts of financial market disruptions or volatility to the Company's customers and vendors,

•	unanticipated changes in income taxes or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
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
Executive Summary
The Company is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations and prime contractors. The Company is headquartered in Dulles, Virginia and has operating locations throughout the United States. On February 9, 2015, the Company completed a tax-free spin-off and distribution of Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
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
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group. These segments are defined based on the reporting and review process used by the Company's chief executive officer and other senior management. All historical periods presented in this quarterly report on Form 10-Q reflect this change in the Company’s segment reporting.

•
Flight Systems Group is comprised of a portion of the Company's former Aerospace Group (Aerospace Structures division and Space Systems Operations' Launch Systems business) and Orbital's former Launch Vehicles segment. Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and satellite launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
Defense Systems Group is comprised of all of the Company's former Defense Systems Group (Armament Systems, Defense Electronic Systems, Missile Products and Small-caliber Systems divisions). Defense Systems Group develops and produces small-, medium- and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

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
Financial Highlights for the Quarter Ended October 4, 2015

•	Quarterly sales of $1.13 billion.

•	Diluted earnings per share of $1.12.

•	New firm and option contract bookings of $2.8 billion and option exercises of $0.1 billion under existing contracts.

•	Total backlog of $13.8 billion at October 4, 2015.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 10.9%.

•	Effective income tax rate of 33.2%.

•	The Company completed a refinancing transaction, described in Note 12 to the accompanying condensed consolidated financial statements.

•	The Company paid a quarterly dividend of $0.26 on September 24, 2015 to stockholders of record on September 2, 2015.

•	The Company repurchased 497,145 shares for $36,275 during the quarter ended October 4, 2015.
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

As a general note, the significant increases in the results of Flight Systems Group and Space Systems Group discussed below were primarily attributable to the inclusion of Orbital’s results following the Merger. Our results for the quarter and six months ended October 4, 2015 include Orbital; however, the results for the quarter and six months ended September 28, 2014 do not include the results of Orbital since the Merger occurred after that date.
Sales

	Quarters Ended				Six Months Ended
	October 4, 2015	September 28, 2014	Change	Percent Change	October 4, 2015	September 28, 2014	Change	Percent Change
Flight Systems Group	$324,622	$252,244	$72,378	28.7	$722,694	$509,492	$213,202	41.8
Defense Systems Group	452,608	487,734	(35,126)	(7.2)	892,378	929,885	(37,507)	(4.0)
Space Systems Group	371,338	77,691	293,647	378.0	681,405	153,911	527,494	342.7
Eliminations	(13,682)	(74,467)	60,785	(81.6)	(31,635)	(135,726)	104,091	(76.7)
Total sales	$1,134,886	$743,202	$391,684	52.7	$2,264,842	$1,457,562	$807,280	55.4
Quarter:
Fluctuations in sales were driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, in our sales for the quarter ended October 4, 2015, as a result of the Merger. Launch Vehicles division sales were $96,000 in the quarter. Intragroup revenue eliminations increased $15,000 primarily attributable to contract activity between the Launch Vehicles Division and the other divisions in Flight Systems Group.
Defense Systems Group.    The decrease in sales was driven primarily by reduced sales of approximately $50,000 in Small Caliber Systems principally due to lower sales volume, partially offset by an increase in Armament Systems revenues that reflected increased foreign sales.
Space Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our sales for the quarter ended October 4, 2015, as a result of the Merger. The legacy Orbital Advanced Space Programs and commercial satellite businesses generated sales of approximately $293,000 in the quarter.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Six Months:
Fluctuations in sales were driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, in our sales for the six months ended October 4, 2015, as a result of the Merger. Launch Vehicles division sales were approximately $260,000 in the six month period. Intragroup revenue eliminations increased approximately $35,000 primarily attributable to contract activity between the Launch Vehicles Division and the other divisions in Flight Systems Group.
Defense Systems Group.    The decrease in sales was driven primarily by reduced sales of approximately $60,000 in Small Caliber Systems principally due to lower sales volume, partially offset by an increase in Armament Systems revenues that reflected increased foreign sales.
Space Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our sales for the six months ended October 4, 2015, as a result of the Merger. The legacy Orbital Advanced Space Programs and commercial satellite businesses generated sales of approximately $513,000 in the six months ended October 4, 2015.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution.

Cost of Sales

	Quarters Ended				Six Months Ended
	October 4, 2015	September 28, 2014	Change	Percent Change	October 4, 2015	September 28, 2014	Change	Percent Change
Flight Systems Group	$233,200	$196,869	$36,331	18.5	$532,979	$400,658	$132,321	33.0
Defense Systems Group	375,506	394,935	(19,429)	(4.9)	735,743	751,572	(15,829)	(2.1)
Space Systems Group	299,049	64,330	234,719	364.9	536,554	126,435	410,119	324.4
Corporate/Eliminations	(23,021)	(76,316)	53,295	(69.8)	(45,011)	(147,137)	102,126	(69.4)
Total cost of sales	$884,734	$579,818	$304,916	52.6	$1,760,265	$1,131,528	$628,737	55.6
Quarter:
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the quarter ended October 4, 2015, as a result of the Merger.
Defense Systems Group.    The decrease in cost of sales was primarily driven by reduced cost of sales in Small Caliber Systems principally due to lower volume, partially offset by an increase in Armament Systems cost of sales that reflected increased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our cost of sales for the quarter ended October 4, 2015, as a result of the Merger.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution.
Six Months:
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the six months ended October 4, 2015, as a result of the Merger.
Defense Systems Group.    The decrease in cost of sales was primarily driven by reduced cost of sales in Small Caliber Systems principally due to lower volume, partially offset by an increase in Armament Systems cost of sales that reflected increased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our cost of sales for the six months ended October 4, 2015, as a result of the Merger.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution.

Operating Expenses

	Quarters Ended					Six Months Ended
	October 4, 2015	Percent of Sales	September 28, 2014	Percent of Sales	Change	October 4, 2015	Percent of Sales	September 28, 2014	Percent of Sales	Change
Research and development	$28,666	2.5	$8,942	1.2	$19,724	$53,330	2.4	$14,105	1.0	$39,225
Selling	28,137	2.5	23,213	3.1	4,924	60,641	2.7	46,288	3.2	14,353
General and administrative	69,384	6.1	50,962	6.9	18,422	140,847	6.2	113,555	7.8	27,292
Total operating expenses	$126,187	11.1	$83,117	11.2	$43,070	$254,818	11.3	$173,948	12.0	$80,870
Quarter:
Operating expenses increased by $43,070 in the quarter ended October 4, 2015 compared to the quarter ended September 28, 2014 primarily due inclusion of legacy Orbital research and development, selling and general and administrative costs in the current quarter.
Six Months:
Operating expenses increased by $80,870 primarily due to inclusion of legacy Orbital research and development, selling and general and administrative costs in the six months ended October 4, 2015.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	October 4, 2015	September 28, 2014	Change	October 4, 2015	September 28, 2014	Change
Flight Systems Group	$51,138	$34,535	$16,603	$109,198	$67,202	$41,996
Defense Systems Group	35,294	50,342	(15,048)	74,458	95,486	(21,028)
Space Systems Group	41,552	4,812	36,740	82,981	10,523	72,458
Corporate/Eliminations	(4,019)	(9,422)	5,403	(16,878)	(21,125)	4,247
Total	$123,965	$80,267	$43,698	$249,759	$152,086	$97,673
Quarter:
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was due to the inclusion of Orbital's former Launch Vehicles segment in our results for the quarter ended October 4, 2015, as a result of the Merger. Flight Systems Group results for the quarter ended October 4, 2015 included the impact of a favorable adjustment in connection with our Commercial Resupply Services ("CRS") contract, discussed below in "Changes in Estimates."
Defense Systems Group.    The decrease in income was driven primarily by reduced income in Small Caliber Systems principally due to lower volume.
Space Systems Group.    The increase in income was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the quarter ended October 4, 2015, as a result of the Merger. Space Systems Group results for the quarter ended October 4, 2015 included the impact of a favorable adjustment in connection with our CRS contract, discussed below in "Changes in Estimates."
Six Months:
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was due to the inclusion of Orbital's former Launch Vehicles segment in our results for the six months ended October 4, 2015, as a result of the Merger. Flight Systems Group results for the six months ended October 4, 2015 included the impact of a favorable adjustment in connection with our CRS contract, discussed below in "Changes in Estimates."
Defense Systems Group.    The decrease in income was driven largely by reduced income in Small Caliber Systems principally due to lower volume.
Space Systems Group.    The increase in income was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the six months ended October 4, 2015 as a result of the Merger. Space Systems Group results for the six months ended October 4, 2015 included the impact of a favorable adjustment in connection with our CRS contract, discussed below in "Changes in Estimates."
Changes in Estimates. The majority of our sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method ("POC"). Accounting for contracts under POC requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $45 million and $24 million for the quarters ended October 4, 2015 and September 28, 2014, respectively. The changes in estimates for the quarter ended October 4, 2015 are primarily attributable to a favorable adjustment in connection with our Commercial Resupply Services (“CRS”) contract, discussed below, in addition to a favorable adjustment associated with a contract termination in Flight Systems Group. The prior-year quarter adjustments were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $70 million and $47 million for the six months ended October 4, 2015 and September 28, 2014, respectively. The current six-month changes in estimates are primarily attributable to the favorable cumulative adjustment pertaining to the CRS contract mentioned above, in addition to a favorable adjustment associated with a contract termination in Flight Systems Group. The prior-year six month adjustments were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
During the quarter ended October 4, 2015, we settled disputes related to our contract with a supplier, Aerojet-Rocketdyne Holdings, Inc. ("Aerojet"), which dealt with the purchase of engines for our Antares rocket. In connection with this settlement, Aerojet made a one-time $50 million cash payment to us in September 2015. As a result, we recorded a cost reduction and a corresponding revenue reduction on the Antares rocket program. The Antares rocket has been used in the execution of the CRS contract with NASA to deliver cargo to the International Space Station. The financial results for the Antares rocket program are reported in Flight Systems Group and the financial results for the Cygnus spacecraft, which is also utilized in the execution of the CRS contract, are reported in Space Systems Group. The contract profit margin estimate for the CRS contract is determined as one rate for both the Antares and Cygnus programs. As a result of the Aerojet settlement and progress on the CRS contract, we increased our profit margin estimate on the CRS contract and recorded a favorable adjustment that is reflected in the results of Flight Systems Group and Space Systems Group in the quarter ended October 4, 2015.
Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), transaction-related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The increase in corporate expenses in the quarter ended October 4, 2015 compared to the quarter ended September 28, 2014 was largely driven by amortization expense recorded in the quarter ended October 4, 2015 related to the Merger, partially offset by corporate restructuring costs that were recorded in the quarter ended September 28, 2014 that did not recur in the current quarter. The increase in corporate expenses in the six months ended October 4, 2015 was largely driven by amortization expense related to the Merger.

Net Interest Expense
Quarter:
Net interest expense for the quarter ended October 4, 2015 was $24,293, an increase of $953 compared to $23,340 in the quarter ended September 28, 2014. The increase was due to accelerated amortization of deferred debt issuance costs related to refinancing our debt during the quarter, mostly offset by the impact of lower debt outstanding as a result of the repayment of certain indebtedness in connection with the Distribution and Merger.
Six Months:
Net interest expense for the six months ended October 4, 2015 was $39,655, a decrease of $7,076 compared to $46,731 in the six months ended September 28, 2014. The decrease was due to the impact of lower debt outstanding as a result of the repayment of certain indebtedness in connection with the Distribution and Merger, partially offset by accelerated amortization of deferred debt issuance costs related to refinancing our debt during the six months ended October 4, 2015.
Income Taxes (from Continuing Operations)

	Quarters Ended					Six Months Ended
	October 4, 2015	Effective Rate	September 28, 2014	Effective Rate	Change	October 4, 2015	Effective Rate	September 28, 2014	Effective Rate	Change
Income taxes	$33,123	33.2%	$15,632	27.5%	$17,491	$70,685	33.6%	$32,218	30.6%	$38,467
Quarter:
The effective income tax rates for the quarters ended October 4, 2015 and September 28, 2014, were 33.2% and 27.5%, respectively. The increase in the rate from the prior-year quarter is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year quarter, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year quarter.
Six Months:
The effective income tax rates for the six months ended October 4, 2015 and September 28, 2014, were 33.6% and 30.6%, respectively. The increase in the rate from the prior-year period is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year period, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year period.
Income From Continuing Operations, Before Noncontrolling Interest
Net income from continuing operations before noncontrolling interest for the quarter ended October 4, 2015 was $66,549, an increase of $25,254 compared to $41,295 in the quarter ended September 28, 2014. This increase was driven by inclusion of Orbital results in the quarter ended October 4, 2015 due to the Merger.
Net income from continuing operations before noncontrolling interest for the six months ended October 4, 2015 was $139,419, an increase of $66,282 compared to $73,137 in the six months ended September 28, 2014. This increase was driven by inclusion of Orbital results in the current year period due to the Merger.
Noncontrolling Interest
Noncontrolling interest represents the noncontrolling owner's portion of the income of a joint venture, COI Ceramics, Inc., in which we are the primary owner. This joint venture is consolidated into our financial statements.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include our Senior Credit Facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, cash dividends, share repurchases, acquisitions and other activities.

Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows are summarized as follows:

	Six Months Ended
	October 4, 2015	September 28, 2014
Cash provided by (used for) operating activities of continuing operations	$129,977	$40,111
Cash provided by (used for) investing activities of continuing operations	(53,411)	(37,188)
Cash provided by (used for) financing activities of continuing operations	(150,732)	(190,325)
Net cash flows from continuing operations	$(74,166)	$(187,402)
Operating Activities
Net cash from operating activities of continuing operations increased $89,866 during the six months ended October 4, 2015, compared to the prior-year period. This improvement was driven primarily by higher income from continuing operations of $66,282 and higher non-cash adjustments to income from continuing operations of $72,251, partially offset by a $48,667 increase in the use of cash for changes in assets and liabilities. The increase in non-cash adjustments to income from continuing operations was primarily due to higher depreciation and amortization expense resulting from the Merger. During the six months ended October 4, 2015, net uses of cash for changes in assets and liabilities was $119,266, comprised of a $89,119 increase in net receivables and an $89,167 decrease in contract-related accruals, partially offset by a $59,020 net increase in cash attributable to changes in other assets and liabilities. In the six months ended September 28, 2014, net uses of cash for changes in assets and liabilities was $70,599, comprised of a $107,869 increase in net receivables, a $36,126 decrease in accrued compensation and a $1,238 net decrease in cash attributable to changes in certain other assets and liabilities, partially offset by a $54,635 increase in accounts payable and a $19,999 increase in contract-related accruals.
Investing Activities
Net cash used for investing activities of continuing operations increased $16,223 for the six months ended October 4, 2015 compared to the prior-year period. This increase was due to capital expenditures attributable to Orbital's businesses included in the current-year period.
Financing Activities
Net cash used for financing activities decreased $39,593 for the six months ended October 4, 2015, compared to the prior-year period. This decrease was driven primarily by increased repurchases of our common stock and increased dividends paid to our shareholders.
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
During the six months ended October 4, 2015, we paid dividends totaling $30,815. On October 29, 2015, the Board of Directors declared a dividend of $0.26 per share, to be paid on December 10, 2015 to stockholders of record as of November 18, 2015. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
Based on our current financial condition, we believe our cash position, combined with anticipated generation of cash flows, as well as the availability of funding, if needed, through our Senior Credit Facility, access to debt and equity markets, and potential future sources of funding such as additional bank financing and debt markets, will be adequate to fund future growth as well as service our anticipated long-term debt and pension obligations, make capital expenditures and pay dividends over the next 12 months.

We do not expect our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
As of October 4, 2015, we had outstanding total indebtedness of $1,537,000. Our Revolving Credit Facility provided for the potential of additional borrowings up to $810,106 (reduced by outstanding borrowings of $37,000 and letters of credit of $152,894 ).
Our indebtedness consisted of the following:

	October 4, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$800,000	$—
Revolving Credit Facility due 2020	37,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Revolving Credit Facility due 2018	—	—
Carrying amount of long-term debt	1,537,000	1,588,501
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,497,000	$1,528,504
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Covenants
As of October 4, 2015, we were in compliance with all of the covenants in our debt agreements, including specified financial ratios that our Senior Credit Facility requires us to meet as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at October 4, 2015	2.31	8.90
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
The Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters.
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
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares and extended the repurchase period to December 31, 2016. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 497,145 shares for $36,275 and 825,986 shares for $60,777 during the quarter and six months ended October 4, 2015, respectively.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. As of October 4, 2015, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.50% as of October 4, 2015 and March 31, 2015. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	October 4, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(42,693)	$18,114	$(51,749)	$26,506
Unamortized discount	1,223	(398)	1,624	(750)
Present value amounts (payable) receivable	$(41,470)	$17,716	$(50,125)	$25,756
As of October 4, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $41,470 to $82,494.
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2015.
We have been identified as a potentially responsible party ("PRP"), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition or cash flows.
Other Contingencies. We are also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of our Annual Report on Form 10-K for fiscal 2015.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in the Company’s market risk during the quarter ended October 4, 2015. For additional information, refer to Item 7A of Part II of the Company’s Annual Report on Form 10-K for fiscal 2015.
ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of October 4, 2015, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During fiscal 2015, the Company completed the acquisition of Orbital, which is being integrated into the Company’s Flight Systems Group and Space Systems Group. As part of the Company's ongoing integration activities, we are continuing to incorporate our controls and procedures into the Orbital business and to augment the Company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. Other than the Company's ongoing integration activities noted above, during the quarter ended October 4, 2015 there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On November 4, 2013, the Company filed a lawsuit against Spirit Aerosystems Inc. in the Second District Court in Farmington, Utah alleging various claims, including breach of contract, in connection with a contract for the manufacture of aircraft parts.  On September 18, 2015, the parties entered into a settlement agreement resolving all matters at issue in the litigation, and the case was dismissed.
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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
July 6 - August 2	266,076	$70.60	200,000
August 3 - August 30	67,476	73.26	67,476
August 31 - October 4	233,015	74.52	229,669
Fiscal quarter ended October 4, 2015	566,567	72.46	497,145	2,424,014
____________________________________________________________

(1)
The 566,567 shares purchased include shares repurchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under the Company's incentive compensation plans.

(2)
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares and extended the repurchase period through December 31, 2016. The Company repurchased 497,145 shares for $36,275 during the quarter.

In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.

(3)	The maximum number of shares that may yet be purchased under the program was calculated using the Orbital ATK closing stock price of $74.31 on October 2, 2015.
The discussion of limitations upon the payment of dividends as a result of the indentures governing the Company's debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

4.1
Indenture, dated as of September 29, 2015, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated September 29, 2015).

4.2	Form of 5.50% Senior Notes due 2023 (Exhibit A to Exhibit 4.1 to Form 8-K dated September 29, 2015).

4.3
Registration Rights Agreement, dated September 29, 2015, by and among the Registrant, the subsidiaries of the Registrant party thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (Exhibit 4.3 to Form 8-K dated September 29, 2015).

10.1
Credit Agreement, dated as of September 29, 2015, by and among the Registrant, as Borrower, the subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, Citibank, N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Lenders, Wells Fargo Bank, National Association and U.S. Bank, National Association, as Swingline Lenders, Wells Fargo Securities, LLC, CitiGroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners, CitiGroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities LLC, as Co-Syndication Agents, and U.S. Bank, National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and SunTrust Bank, as Co-Documentation Agents (Exhibit 10.1 to Form 8-K dated September 29, 2015).

10.2
Security and Pledge Agreement, dated as of September 29, 2015, among the Registrant, the other Obligors party thereto and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 10.2 to Form 8-K dated September 29, 2015).

10.3	Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-206123 filed August 5, 2015).

10.4	Non-Employee Director Stock Program under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL ATK, INC.
November 4, 2015	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

November 4, 2015	By:	/s/ Garrett E. Pierce
	Name:	Garrett E. Pierce
	Title:	Chief Financial Officer
(principal financial officer)