Form 10-KT
period 2015-12-31
ORBITAL ATK, INC.
filed 2016-03-15
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At July 5, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $4.235 billion (based upon the closing price of the common stock on the New York Stock Exchange on July 2, 2015).
At March 7, 2016, there were 58,641,562 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I
EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K (the "10-K") is a transition report and includes financial information for the transition period from April 1, 2015 through December 31, 2015. Subsequent to this report, our reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be our fiscal year. We refer in this report to the period beginning on April 1, 2015 and ending on December 31, 2015 as the “2015 transition period.” We refer in this report to the period beginning on April 1, 2014 and ending on March 31, 2015 as “fiscal 2015” and the period beginning on April 1, 2013 and ending on March 31, 2014 as “fiscal 2014.”
ITEM 1.    BUSINESS
Orbital ATK, Inc. (the "Company", "we", "us" or "our") is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations, prime contractors and other customers. Our main products include launch vehicles and related propulsion systems; satellites and associated components and services; composite aerospace structures; tactical missiles, subsystems and defense electronics; and precision weapons, armament systems and ammunition. We are headquartered in Dulles, Virginia and have operating locations throughout the United States. We were incorporated in Delaware in 1990.
On February 9, 2015, we completed a tax-free spin-off and distribution of our former Sporting Group to our stockholders (the “Distribution”) as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, we combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, we changed our name from Alliant Techsystems Inc. ("ATK") to Orbital ATK, Inc.
In connection with the Distribution, our stockholders received two shares of Vista Outdoor for each share of our common stock held. As a result of the Distribution, the Sporting Group is reported as a discontinued operation in the consolidated financial statements for all prior periods presented.
In connection with the Merger, Orbital stockholders received 0.449 shares of our stock for each share of Orbital common stock held. Both transactions were structured to be tax-free to U.S. stockholders of Orbital and our Company for U.S. federal income tax purposes. Immediately following the Merger, Orbital stockholders owned 46.2% of our common stock and our existing stockholders owned 53.8%. We used the acquisition method to account for the Merger; accordingly, the results of Orbital are included in our consolidated financial statements since the date of the Merger.
We conduct business in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, which are described in greater detail below. These Groups are further comprised of smaller operating units that we refer to as "divisions."
Flight Systems Group is well-positioned in its markets, as follows:

•	leading provider of small- and medium-class space launch vehicles for civil, military and commercial missions,

•	major supplier of interceptor boosters and target vehicles for missile defense applications,

•	premier producer of solid rocket propulsion systems and specialty energetic products, and

•	manufacturer of composite structures for commercial and military aircraft and launch vehicles.
Defense Systems Group is also well-positioned in its markets, as follows:

•	leader in propulsion and controls for air-, sea- and land-based tactical missiles and missile defense interceptors as well as fuzing and warheads for tactical missiles and munitions,

•	supplier of advanced defense electronics for next-generation strike weapon systems, missile-warning and aircraft survivability systems, and special-mission aircraft,

•	leading producer of medium- and large-caliber ammunition, medium-caliber gun systems and precision munitions guidance kits, and

•	leading U.S. producer of small-caliber ammunition.

Space Systems Group is also well-positioned in its markets, as follows:

•	leading provider of small- and medium-class commercial satellites used for global communications and high-resolution Earth imaging,

•	leading provider of small- and medium-class spacecraft that perform scientific research and national security missions for government customers,

•	provider of commercial cargo delivery services to the International Space Station and developer of advanced space systems, and

•	premier provider of spacecraft components and subsystems and specialized technical services.
Sales; income from continuing operations, before noncontrolling interest; and, other financial data for each segment for the nine months ended December 31, 2015 and the years ended March 31, 2015 and 2014 are set forth in Note 16 to the consolidated financial statements, included in Item 8 of this report.
Flight Systems Group
Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The Group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, the Group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.
The following is a description of the operating units (“divisions”) within Flight Systems Group:
Launch Vehicles Division
The Launch Vehicles division includes both small- and medium-class rockets for government, civil and commercial payloads. Our innovative Pegasus® rocket is launched from our "Stargazer" L-1011 carrier aircraft and has proven to be the small space-launch workhorse for U.S. government customers, having conducted 45 missions from six different launch sites worldwide since 1990. Our Taurus launch vehicle combines our Pegasus upper-stage motors with a commercially-provided first stage propulsion system for increased performance. Our Minotaur I, IV and V rockets combine decommissioned Minuteman and Peacekeeper rocket motors with our proven upper stage motors, avionics and fairings to provide increased lifting capacity for government-sponsored payloads.
The division’s Antares rocket is a two-stage vehicle (with optional third stage) that provides low-Earth orbit ("LEO") launch capability for payloads weighing over 7,000 kg. The Antares rocket has been used in the execution of our Commercial Resupply Services ("CRS I") contract with NASA to deliver cargo to the International Space Station ("ISS"). The Antares design is being upgraded with newly-built RD-181 first stage engines to provide greater payload performance and increased reliability, and we currently are targeting two launches of the reconfigured Antares rocket in 2016 in connection with the CRS-I contract.
As the industry-leading provider of suborbital launch vehicles for the nation's missile defense systems, the division has conducted over 75 launches for the U.S. Missile Defense Agency, the U.S. Air Force, Army and Navy, and allied nations during the last 10 years. Additionally, the division is the sole provider of interceptor boosters for the U.S. Missile Defense Agency's Ground-based Midcourse Defense ("GMD") system designed to intercept and destroy long-range enemy missiles. We are also a primary supplier of highly-reliable target vehicles that serve as "threat simulators" to provide high-fidelity facsimiles of enemy missile threats in the testing and verification of missile defense systems.
Propulsion Systems Division
The Propulsion Systems division is the development and production center for our solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the launch abort system ("LAS") motor for the Orion crew capsule that is designed to safely pull the crew capsule away from the launch vehicle in the event of an emergency during launch.
The division also produces medium-class solid rocket motors for the U.S. Navy's Trident II ("D5") Fleet Ballistic Missile program and conducts solid rocket propulsion sustainment activities for the U.S. Air Force's Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence program. Additional solid rocket motors being produced by the division include GEM 60 motors for the Delta IV, Orion® motors for our Pegasus, Taurus, and Minotaur launch vehicles and U.S. Missile Defense Agency targets, and CASTOR® motors for our Antares rocket and

Taurus rocket. The division supplies Orion® motors for all three stages of the GMD system as well as other Orbital ATK launch vehicles. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.
Aerospace Structures Division
The Aerospace Structures division is a provider of advanced composite aircraft components for military and commercial aircraft manufacturers, using highly automated composite fabrication techniques, including automated fiber placement and stiffener forming processes. It provides a wide variety of composite parts for the F-35 Lightning II Joint Strike Fighter, a fifth-generation fighter aircraft for the U.S. military and its allies. It also provides composite radomes and apertures for a number of military aircraft and provides wing stiffeners for the A400M military transport aircraft. The division provides very large fiber-placed and hand lay-up structures for the Atlas and Delta launch vehicles, and filament-wound composite cases for solid rocket motors and composite overwrapped pressure vessels.
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
Defense Systems Group
Defense Systems Group develops and produces small-, medium-, and large-caliber ammunition, precision weapons and munitions, high-performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, MO ("LCAAP") and a Naval Sea Systems Command (“NAVSEA”) facility in Rocket Center, WV. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role.  Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes, and defense electronics.  The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile (“AARGM”) and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.
The following is a description of the divisions within Defense Systems Group:
Armament Systems Division
The Armament Systems division is home to our precision weapons and medium- and large-caliber ammunition programs. The division is under contract to produce the Precision Guidance Kit ("PGK") for 155mm artillery and is the developer and producer of PGK units for 120mm mortars that are fielded as the U.S. Army's Advanced Precision Mortar Initiative. An additional program of note is the XM-25 Counter Defilade Target Engagement System under development for the U.S. Army. The division also produces the family of medium-caliber Bushmaster® chain guns and is a global systems designer and producer of medium-caliber ammunition for integrated gun systems. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, the Light Armored Vehicle, coastal patrol craft and Apache helicopters. New products include a link-fed variant of the Apache gun-system for ground and naval applications. Armament Systems also leads Defense Systems Group's international co-production efforts and provides munitions support to allied nations.
Defense Electronic Division
The Defense Electronic division provides customers with advanced capabilities for offensive and defensive electronic warfare and specializes in weaponized airborne intelligence, surveillance and reconnaissance platforms and advanced anti-radiation homing missile systems, special-mission aircraft, missile warning systems, and mission support equipment. Key programs include the AARGM missile used by the U.S. Navy and NATO militaries, and AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats. The division also provides special-mission aircraft that integrate sensors, fire control software, gun systems and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance and security missions.
Missile Products Division
The Missile Products division provides customers with high-performance tactical solid rocket motor propulsion for a variety of surface and air-launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division also produces warheads, fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons including the Hard Target Void Sensing Fuze. The division produces metal components for various medium-caliber ammunition and 120mm tank ammunition and also produces specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion on the Standard Missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. It also continues to operate our New River Energetics facility located on the Radford Army Ammunition Plant (“RFAAP”) in Radford, VA, which provides energetics to support U.S. and allied defense initiatives.
Small Caliber Systems Division
The Small Caliber Systems division is the largest producer of small-caliber ammunition in the U.S., covering 5.56, 7.62 and .50 caliber rounds. The division provides non-NATO munitions and weapons systems to the U.S. Army for use by allied security forces. The division also provides commercial ammunition to Vista Outdoor. Since 2000, the Company has operated and modernized the LCAAP, and is currently under contract with the U.S. Army to operate the LCAAP through September 2020.
Space Systems Group
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including delivering cargo to the ISS. This Group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.
The following is a description of the divisions within Space Systems Group:
Commercial Satellites Division
The Commercial Satellites division develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting and to collect imagery and other remotely-sensed data about the Earth. Our GEOStar™ -2 and -3 geostationary Earth orbit ("GEO") satellites are among the industry’s best-selling small- and medium-class communications satellites for 2 to 8 kilowatt missions. The world’s leading satellite communications service providers rely on our lower-cost, highly reliable GEOStar satellites for their broadband, television broadcasting, mobile communications, business data networks and other telecommunications missions. We are also an industry pioneer in the design and production of commercial imaging satellites as well as in the incorporation of civil and military hosted payloads on our commercial spacecraft.
Government Satellites Division
The Government Satellites division develops and produces small- and medium-class satellites that conduct space-related scientific research including astrophysics, earth science/remote sensing and heliophysics, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies. It also provides human-rated space systems for Earth-orbit and deep-space exploration. This includes cargo missions to the ISS under the CRS I program using the Cygnus spacecraft. We are currently under contract to deliver cargo to the ISS through 2018 and were recently awarded a follow-on CRS II contract to provide additional cargo missions starting in 2019. This division also designs and produces small- and medium-class satellites used for national security space programs.
Space Components Division
The Space Components division is a major supplier of satellite mechanical components and structural assemblies for a wide variety of commercial, civil, and defense spacecraft programs. It has strong market positions in spacecraft composite primary and secondary structures, satellite fuel and oxidizer tanks, precision payload structures, solar power arrays, deployable structures, and thermal control systems.
Technical Services Division
The Technical Services division provides a full spectrum of cost-effective engineering, manufacturing and program management services to NASA and other civil government and military space agencies. The division manages high-profile NASA science programs including its scientific sounding rocket and high-altitude balloon activities.
Customers
Our sales have come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors and from major domestic and international commercial satellite operators and aircraft manufacturers. As the various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer, as a percentage of total sales, were as follows:

	Percentage of Sales
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Sales to:
U.S. Army	15%	27%	33%
U.S. Navy	11	15	16
NASA	23	13	14
U.S. Air Force	4	6	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors were as follows:

Period	U.S. Government Sales		Percentage of Sales
Nine Months Ended December 31, 2015	$2,367	million	70%
Year Ended March 31, 2015	2,389	million	75%
Year Ended March 31, 2014	2,465	million	84%
Our CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 11% of our sales in the 2015 transition period. Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 7%, 13% and 9% of our sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. No other single contract accounted for more than 10% of our sales in the 2015 transition period, fiscal 2015, or fiscal 2014. Our top five contracts accounted for approximately 30% of our sales in the 2015 transition period.
Sales to the U.S. Government as a prime contractor and as a subcontractor in the 2015 transition period were as follows:

Sales as a prime contractor	62%
Sales as a subcontractor	38%
Total	100%
Other than the U.S. Government customers listed above, no single customer accounted for more than 10% of our sales in the 2015 transition period.
International sales were as follows:

	International Sales		Percentage of Sales
Nine months ended December 31, 2015	$765	million	22.5%
Year ended March 31, 2015	613	million	19.3%
Year ended March 31, 2014	348	million	11.9%
Sales to foreign governments and other international customers may require approval by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold to U.S. allies directly, as well as through the U.S. Government. During the 2015 transition period, approximately 18% of these sales were in Flight Systems Group, 47% were in Defense Systems Group, and 35% were in Space Systems Group. No sales to an individual country outside the United States accounted for more than 4% of our sales in the 2015 transition period.

Backlog
Firm backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of firm backlog was approximately $8.1 billion at December 31, 2015 and $8.0 billion at March 31, 2015. Approximately $2.2 billion of firm backlog was not yet funded at December 31, 2015. We expect that approximately 38% of the December 31, 2015 firm backlog will be recognized as revenue in the following 12 months.
Total backlog, which includes firm backlog plus the value of unexercised options, was approximately $13.5 billion at December 31, 2015 and $12.1 billion at March 31, 2015.
Seasonality
Our business is not seasonal.
Competition
We compete against other U.S. and foreign prime contractors and subcontractors, many of which have substantially more resources to deploy than we do in the pursuit of government and industry contracts. Our ability to compete successfully in this environment depends on a number of factors, including the creativity and effectiveness of research and development programs, our ability to offer better program performance than our competitors and/or at a lower cost, our readiness with respect to facilities, equipment, and personnel to undertake the programs for which we compete, and our past performance and demonstrated capabilities.
Additional information on the risks related to competition can be found under "Risk Factors" in Item 1A. of this report.
We generally face competition from a number of competitors in each business area, although no single competitor competes along all of our segments. Our principal competitors in each of our segments are as follows:
Flight Systems Group:    Aerojet-Rocketdyne Holdings, Inc.; Arianespace SA; Coleman Aerospace, a division of L-3 Communications Holdings, Inc.; Daher Group; GKN Aerospace Company; Harris Corporation Aerostructures; HITCO Aerostructures; Kilgore Flares Company, LLC, a subsidiary of Chemring North American; Kratos Defense & Security Solutions, Inc.; Lockheed Martin Corporation; Northrop Grumman Aerospace Systems; Space Exploration Technologies Corporation; Spirit Aerosystems Company; United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company); and Vought Aircraft, a division of Triumph Aerostructures.
Defense Systems Group:   Aerojet-Rocketdyne Holdings, Inc.; BAE Systems, Chemring Group; General Dynamics Corporation; L-3 Communications Holdings, Inc.; Lockheed Martin Corporation; Nammo AS; Northrop Grumman Corporation; Raytheon Company; and various international producers of ammunition and guns.
Space Systems Group: Airbus Defense and Space; Ball Aerospace and Technologies Corp.; Lockheed Martin Corporation; Mitsubishi Electric Corp.; Reshetnev Company - Information Satellite Systems; Sierra Nevada Corporation; Space Exploration Technologies Corp; Space Systems/Loral, a subsidiary of MacDonald, Dettwiler and Associates Ltd.; Surrey Satellite Technology Limited, a subsidiary of Airbus Group; Thales Alenia Space; and The Boeing Company.
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the improvement of current products and for development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures were as follows:

	Company-funded		Customer-funded
Nine months ended December 31, 2015	$83.2	million	$358.6	million
Year ended March 31, 2015	49.3	million	499.0	million
Year ended March 31, 2014	48.5	million	495.1	million
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
We procure materials and components from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the U.S. Department of Defense. When our suppliers choose to eliminate certain materials or components we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations.
We rely upon sole-source suppliers for many of our satellite and launch vehicle components, including our liquid-propellant rocket engines. The inability of our current suppliers to provide us with key components could result in significant contract delays, cost increases and loss of revenues due to the time, resources and effort that would be required to develop or adapt other engines or components for use in our products. For example, as a result of an Antares launch failure in October 2014, we discontinued use of the Aerojet-Rocketdyne AJ-26 engine and have transitioned to the RD-181 engine, which is manufactured in Russia for use in our Antares launch vehicle first stage. The transition to the RD-181 engine has required substantial testing and time and additional expense.
Additional information on the risks related to raw materials and components can be found under "Risk Factors" in Item 1A of this report.
Intellectual Property
At December 31, 2015, we owned 425 U.S. patents and 284 foreign patents. We also had approximately 125 U.S. patent applications and approximately 156 foreign patent applications pending.
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
As many of our products are complex and involve patented and other proprietary technologies, we face a risk of claims alleging that we have infringed upon third-party intellectual property rights. Such claims could result in costly and time-consuming litigation, the invalidation of our intellectual property rights, and/or increased licensing costs.
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
Employees
At December 31, 2015, we had approximately 12,300 employees. We have union-represented employees at five locations, comprising less than 20% of our total workforce.  One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”).  Our current CBAs expire in 2016, 2017, 2018 and 2019.
Executive Officers
The following table sets forth certain information with respect to our executive officers at December 31, 2015:

Name	Age	Title
David W. Thompson	61	President and Chief Executive Officer
Blake E. Larson	56	Chief Operating Officer
Garrett E. Pierce	71	Chief Financial Officer
Antonio L. Elias	66	Executive Vice President and Chief Technical Officer
Frank L. Culbertson, Jr.	66	Executive Vice President and President, Space Systems Group
Michael A. Kahn	56	Executive Vice President and President, Defense Systems Group
Scott L. Lehr	55	Executive Vice President and President, Flight Systems Group
Thomas E. McCabe	61	Senior Vice President, General Counsel and Secretary
Christine A. Wolf	55	Senior Vice President, Human Resources
Each of the above individuals serves at the pleasure of the Board of Directors and is subject to reelection annually on the date of the Annual Meeting of Stockholders. No family relationship exists among any of the executive officers or among any of them and our directors. There are no outstanding loans from our company to any of these individuals. Information regarding the employment history (in each case with our Company unless otherwise indicated) of each of the executive officers is set forth below.
David W. Thompson has served in his present position since the Merger on February 9, 2015. Mr. Thompson has also been a director of our Company since the Merger. He co-founded Orbital and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Merger. From 1982 until October 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle’s autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a Fellow of the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering. He also serves as a member of the Board of Trustees of the California Institute of Technology.
Blake E. Larson has served in his present position since the Merger on February 9, 2015. From April 2010 until February 9, 2015, he served as our Senior Vice President and President Aerospace Group. From 2009 to March 2010, he was Senior Vice President and President Space Systems. From 2008 to 2009, he was Executive Vice President Space Systems, and also General Manager Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President of Mission Systems Group. Prior to that, Mr. Larson held a variety of key leadership positions in operations of several businesses within our aerospace and defense portfolio.
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
Frank L. Culbertson, Jr. has served in his present position since the Merger on February 9, 2015. He was Orbital's Executive Vice President and General Manager, Advanced Programs Group from September 2012 until the Merger. From 2008 to 2012, he served as a Senior Vice President in Orbital's Advanced Program Group, where he headed human space systems efforts. Prior to joining Orbital, Mr. Culbertson was a Senior Vice President at Science Applications International Corporation from 2002 to 2008. Before entering the private sector, Mr. Culbertson served as a NASA astronaut for 18 years, flying three Space Shuttle missions, and began his career as a pilot in the U.S. Navy.
Michael A. Kahn has served in his present position since the Merger on February 9, 2015. From April 2012 until February 9, 2015, he served as our Senior Vice President and President Defense Group. From August 2010 through March 2012, he was Senior Vice President and President Missile Products Group. From 2009 to August 2010, he was Executive Vice President Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager Launch Systems and, from 2001 to 2008, he was Vice President Space Launch Systems. From 1997 to 2001 he was Vice President Operations and played a key role in the integration of Thiokol and ATK. From 1989 to 1997, he held a number of senior leadership positions across a variety of programs and operations of our company. Prior to that he was with Rockwell International, Rocketdyne Division and held a number of positions across engineering, quality and reliability assurance, launch site operations, and rocket engine testing.
Scott L. Lehr has held his present position since July 1, 2015. From April 2015 through June 2015, he was Senior Vice President Flight Systems Group. From April 2009 through March 2015, he served as Vice President and General Manager of Defense and Commercial Systems in the Aerospace Group.  From 2007 to 2009 he was Vice President Operations, and from 2004 to 2007, he was Vice President Air Force Programs within the Launch Systems Group. Prior to that, he held a number of senior leadership positions in engineering and program management as part of our propulsion business. He joined the company in 1984 and has more than 30 years of experience in the aerospace industry.
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

Available Information
Our reports filed with the Securities and Exchange Commission ("SEC") can be found on our Internet site at www.orbitalatk.com under the "Investors" heading free of charge. These include our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make these reports available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.
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
ITEM 1A.    RISK FACTORS
We are subject to a number of risks, including those related to being a U.S. Government contractor and those related to domestic and international commercial sales. The material risks we are subject to are discussed below.
Our business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.
We depend on contracts with the U.S. Government and its prime contractors for a substantial portion of our sales. In addition, a significant portion of such sales come from a small number of contracts. Our CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 11% of our sales in the 2015 transition period. Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 7%, 13% and 9% of our sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. Our top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 30% of sales in the 2015 transition period. The loss or significant reduction of a material U.S. Government program in which we participate could have a material adverse effect on our operating results, financial condition, or cash flows.
U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a fiscal year basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future fiscal years. In addition, most U.S. Government contracts are subject to modification if funding is changed. Key programs in which we participate must compete with other programs for consideration during the federal budgeting and appropriation process, and support and funding for any U.S. Government program may be influenced by general economic conditions, political considerations and other factors. A decline in U.S. Government support and funding for programs in which we participate could result in contract terminations, delays in contract awards, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, any of which could have a material adverse effect on our operating results, financial condition or cash flows.
We have several significant U.S. government contracts or subcontracts, including those discussed below and elsewhere in this Form 10-K, which could negatively impact our financial condition and operating results if they were canceled or funded at reduced levels.
One of our major programs is as the provider of solid rocket motors for NASA’s SLS program. In the event NASA were to cancel the SLS program, we believe that we will be reimbursed for certain amounts previously incurred by us, as well as amounts to be incurred by us, as part of that termination, (e.g., severance, environmental liabilities, and termination administration). There can be no assurance, however, that we would be successful in collecting reimbursement of any termination liability costs.
Our CRS I contract with NASA to deliver cargo to the ISS is a significant part of our business within Flight Systems Group and Space Systems Group. On October 28, 2014, the Antares launch vehicle that was carrying our unmanned Cygnus spacecraft on a cargo delivery mission to the ISS for NASA under the CRS I contract experienced a launch failure shortly after liftoff from the Wallops Flight Facility in Virginia. We continue to fulfill our obligations to deliver all remaining cargo to the ISS under the CRS I contract, in part with the use of certain launch services purchased from another company. However, there can be no assurance that planned future Cygnus missions will occur on the contemplated timetable or will be successful. Given the right of U.S. Government customers to terminate contracts for convenience, there can be no assurance that the remaining backlog for this contract will ultimately be recognized in the Company's revenue. NASA could cancel this contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays. A cancellation of the CRS I contract could have a material adverse effect on our operating results, financial condition, and cash flows.
Our small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the LCAAP in Independence, Missouri. The LCAAP is the U.S. Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. We took over operation of this facility in 2000 and are responsible for the operation and management, including leasing excess space to third parties in the private sector. In September 2012, we were awarded a new contract for the continued production of ammunition and continued operation and maintenance of the LCAAP. The production contract runs through September 2019 and the facility contract runs through September 2020, with an option to extend the contract to 2023. As a result of the significant competition for this contract, we have experienced a reduction in profit margin in the Small Caliber Systems division following the implementation of the contract. In addition, future levels of government spending for small-caliber ammunition cannot be predicted with certainty and thus our production under this contract cannot be predicted with certainty.
We are subject to intense competition for U.S. Government contracts and programs and therefore may not be able to compete successfully.
We encounter competition for most contracts and programs, including in particular, U.S. government contracts. Some of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution, and other resources. Our ability to compete for these contracts depends to a large extent upon:

•	the creativity and effectiveness of our research and development programs,

•	our ability to offer better program performance and/or at a lower cost than our competitors,

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete, and

•	our past performance and demonstrated capabilities.
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. Our sole-source contracts accounted for 47% of our U.S. Government sales in the 2015 transition period.
We may not be able to react to increases in our costs due to the nature of our U.S. Government contracts.
Our U.S. Government contracts can be categorized as either "cost-plus" or "fixed-price."
Cost-Plus Contracts.    Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee, or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow us to recover approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow us to recover approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance. The award or incentive fees that are typically associated with these programs are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks for cost-plus contracts are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise.
Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition, or cash flows. In addition, some contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, the cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

The following table identifies the amount contributed to our U.S. Government business by contract type in the 2015 transition period:

Cost-plus contracts	27%
Fixed-price contracts	73%
Total	100%
We use estimates in accounting for our programs. Changes in estimates could affect our financial results.
Contract accounting requires judgment relative to assessing risks, estimating contract revenues, including the impact of scope change negotiations, estimating program costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complex and subject to many variables. Assumptions are made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, many assumptions are made regarding the future impact of such things as the business base, efficiency initiatives, cost reduction efforts, contract changes and claim recovery. Incentives or penalties related to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated performance. Estimates of award and incentive fees are also used in estimating revenue and profit rates based on actual and anticipated awards.
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on our accounting policies for revenue recognition can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
Our U.S. Government contracts are subject to termination at any time, with or without cause.
Our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the government or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government.
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
Other risks associated with U.S. Government contracts may expose us to adverse consequences.
Like all U.S. Government contractors, we are subject to possible losses on contracts due to risks associated with uncertain cost factors related to:

•	scarce technological skills and components,

•	the frequent need to bid on programs in advance of design completion, which may result in unforeseen technological difficulties and/or cost overruns,

•	the substantial time and effort required for design and development,

•	design complexity,

•	rapid obsolescence, and

•	the potential need for design improvement.
Such factors can increase the costs associated with a program and delay performance, reducing our profitability and adversely impacting our customer relationships.
We are subject to procurement and other related laws and regulations, and non-compliance may expose us to adverse consequences.
We are subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance, and administration. As a result, U.S. Government agencies, including the Defense Contract Audit Agency, various agency Inspectors General and the U.S. Department of Justice, routinely audit and investigate government contractors. In particular, these agencies often investigate our launch vehicle failures and other material occurrences relating to our products, including an ongoing DOJ/NASA investigation of the 2009 OCO and 2011 Glory failures involving the Taurus XL launch vehicle. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including procurement integrity laws and the False Claims Act.
Charging practices relating to labor, research and development, and other costs that may be charged directly or indirectly to U.S. Government contracts are often scrutinized to determine that such costs are allowable under U.S. Government contracts and furthermore that such costs are reasonable. Any costs determined to be unallowable or unreasonable may not be reimbursed, and such costs already reimbursed may be subject to repayment. If the amount of such costs were significant, our results of operations, financial condition and cash flow could be materially adversely affected. We expect to recover a significant portion of our research and development expenses through billings under certain of our U.S. Government contracts in accordance with applicable regulations, but such billings could be reversed or rejected by the U.S. Government. Our inability to recover a significant portion of such expenses could materially adversely affect our operating results, financial condition or cash flows.
U.S. Government agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation, accounting and information systems. Adverse findings relating to our systems could result in the U.S. Government customer withholding a percentage of payments and also could impact our ability to win new U.S. Government contracts or exercise contract options.
Responding to government audits, inquiries or investigations may involve significant expense and divert management attention. Also, if an audit or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were to be made against us.
Decreases in demand for military and commercial ammunition could adversely affect our financial performance.
We sell military ammunition to DoD and commercial ammunition to Vista Outdoor under an ammunition supply agreement. Both the commercial and military markets for ammunition are subject to a number of risks and uncertainties that can cause demand to fluctuate unpredictably. Decreases in the demand for ammunition in either market could result in excess manufacturing capacity and increased overhead as a result, which could have a negative impact on our operating results. We experienced a continuing decrease in demand for ammunition in the 2015 transition period. Further declines could materially affect our business and results of operations. In addition, manufacturing costs for ammunition could rise as a result of a number of factors, including increases in commodity prices and increases in labor costs at our LCAAP, which could also have an adverse effect on our operating results and profit margin.
We manufacture and sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
Our products may expose us to potential product liability, warranty liability or personal injury claims relating to the use of those products. The resolution of such claims is not expected to have a material adverse effect on our business, and we maintain insurance coverage to mitigate a portion of these risks, which we believe to be adequate. However, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about its products.

We are exposed to risks associated with expansion into new and adjacent commercial markets.
Our long-term business growth strategy includes further expansion into new and adjacent markets. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, schedule delays, performance risk, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition, or cash flows.
International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.
A portion of our business is derived from international markets. In the 2015 transition period, approximately 23% of our sales were to foreign customers, compared to 19% in fiscal 2015. We also procure certain key components from non-U.S. vendors. Our international business may pose greater risks than our business in the United States due to changes in economic, legal and political environments, as well as foreign government priorities and budgets. International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event a company fails to perform in accordance with the offset requirements. Furthermore, international business may create difficulties and risks with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition, or cash flows. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
Our products are subject to extensive regulation.
We are required to comply with extensive regulation of our products, including those rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF), the U.S. Department of Homeland Security, the U.S. Department of State and the U.S. Department of Commerce. These laws include, but are not limited to, the Foreign Corrupt Practices Act (FCPA), International Traffic in Arms Regulations (ITAR), and the Chemical Facility Anti-Terrorism Standards (CFATS). Compliance with these laws is costly and time consuming. A violation of these laws could result in significant fines and penalties and could have a material adverse effect on our business.
We are exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations. Currency fluctuations may affect product demand and prices we pay for materials and, as a result, our operating margins may be negatively impacted. Fluctuations in exchange rates may give rise to translation gains or losses when financial statements of our non-U.S. businesses are translated into U.S. dollars. While we monitor our exchange rate exposures and seeks to reduce the risk of volatility through hedging activities, such activities bear a financial cost and are not always available or successful in mitigating such volatility.
We have restated the unaudited consolidated financial statements included in our two most recent quarterly reports on Form 10-Q, which may lead to additional risks and uncertainties.
As described in greater detail in Note 18 to the consolidated financial statements included in this Form 10-K, we restated the unaudited condensed consolidated financial statements included in our Quarterly Reports on Forms 10-Q for the quarterly periods ended July 5, 2015 and October 4, 2015 (the “Restated Quarters”). The determination to restate the financial statements for the Restated Quarters was made by our Audit Committee and management. Our Audit Committee concluded that our previously issued financial statements for the Restated Quarters should no longer be relied upon. This Form 10-K includes the restatement of our financial statements for the Restated Quarters (the “Restatement”). The Restatement did not result in a change to total cash flows provided by (used for) operating activities, investing activities or financing activities for the quarter ended July 5, 2015 and six months ended October 4, 2015.
As a result of the Restatement, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our material weaknesses in internal control over financial reporting. The Restatement and resulting material weaknesses could impair our reputation or could cause a loss of investor confidence. Each of these occurrences could have a material adverse effect on our business, operating results, financial condition and cash flows.

Failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act of 2002 could negatively impact the market price of our common stock.
We have identified several material weaknesses in our internal control over financial reporting as described in greater detail in Item 9A, “Controls and Procedures,” in this Form 10-K. Because of these material weaknesses, management concluded that the we did not maintain effective internal control over financial reporting at December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are in the process of remediating these weaknesses and plan to implement additional appropriate measures as part of this effort. However, there can be no assurance that we will be able to fully remediate our existing material weaknesses. In addition, there can be no assurance that we will not suffer from other material weaknesses in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could have a material adverse effect on our operations or financial results.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our business and hinder our ability to make payments on our debt.
At December 31, 2015, we had total debt of $1,490 million. In addition, we had $146.5 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $853.5 million of availability under our revolving credit facility. Additional information on our debt can be found under "Liquidity and Capital Resources" in Item 7 of this report.
We have demands on our cash resources in addition to interest and principal payments on our debt including, among others, operating expenses. These significant demands on our cash resources could:

•	make it more difficult for us to satisfy obligations,

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, dividends, and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in the defense and aerospace industries,

•	place us at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•	limit, along with the financial and other restrictive covenants applicable to our indebtedness, among other things, our ability to borrow additional funds,

•	increase our vulnerability to general adverse economic and industry conditions, and

•
result in a default event upon a failure to comply with financial covenants contained in our senior credit facilities which, if not cured or waived, could have a material adverse effect on our business, financial condition, or results of operations.

Our ability to pay interest on and repay our long-term debt and to satisfy our other liabilities will depend upon future operating performance and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond our control.
If we are unable to service our indebtedness and fund operating costs, we will be forced to adopt alternative strategies that may include:

•	reducing or delaying expenditures for capital equipment and/or share repurchases,

•	seeking additional debt financing or equity capital,

•	foregoing attractive acquisition opportunities,

•	selling assets, or

•	restructuring or refinancing debt.
There can be no assurance that any such strategies could be implemented on satisfactory terms, if at all.

The level of returns on pension and postretirement plan assets, changes in interest rates and other factors could affect our earnings and cash flows.
Our earnings may be impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. U.S. generally accepted accounting principles ("GAAP") require us to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates, and the health care cost trend rate. We are required to remeasure our plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). Our pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how our financial statements can be affected by pension plan accounting policies can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
Our business could be negatively impacted by security threats, including cyber security and other industrial, insider and physical security threats, and other disruptions.
As a U.S. defense contractor, we face cyber security threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters, or public health crises. We also face the risk of economic espionage, which involves the targeting or acquisition of sensitive financial, trade, proprietary or technological information.
We routinely experience cyber security threats, threats to our information technology infrastructure and attempts to gain access to sensitive information, as do our customers, suppliers, subcontractors and joint venture partners. We may experience similar security threats at customer sites that we operate and manage.
Prior cyber-attacks directed at us have not had a material impact on our financial results, and we believe that our threat detection and mitigation processes and procedures are generally adequate. The threats we face vary from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted.
Although we work cooperatively with our customers, suppliers, subcontractors and joint venture partners to minimize the impact of cyber threats, other security threats or business disruptions, we must rely on the safeguards put in place by these entities, which may in turn affect the security of our own information and that of other parties. The entities we work with have varying levels of cyber security expertise and safeguards and their relationships with government contractors, such as us, may increase the likelihood that they are targeted by the same cyber threats we face.
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
Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
Key raw materials used in our operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile, and ammonium perchlorate. We also purchase chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.
We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, we are frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as changes occur in business conditions, the DoD budget, and Congressional allocations, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in our operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion, or other problem impacting all production. We may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require us to qualify the new source for use. The qualification process may impact our profitability or ability to meet contract deliveries.
We also rely on sole source suppliers for a number of key components, including the rocket motors and engines we use on our launch vehicles. If we are unable to obtain such components in the future, due to a supplier's financial difficulties or a supplier's failure to perform as expected, we could have difficulty procuring such components in a timely or cost effective manner. A disruption in the procurement of key components could result in substantial cost increases, significant delays in the execution of certain contracts or our inability to complete certain contracts, any of which could result in a materially adverse impact on our financial results.
For example, as a result of the failure of Orbital's Antares launch vehicle in October 2014 and prior engine test failures, we have ceased using the AJ-26 rocket engine in our Antares product line. We are currently transitioning to a replacement engine, the RD-181, and the time, expense and effort associated with our recovery plan have resulted in additional costs and delays.
Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace-grade rayon for nozzles. We have qualified new replacement materials for some programs. For other programs, the we or our customers have procured sufficient inventory to cover current program requirements and are in the process of qualifying new replacement materials to be qualified in time to meet future production needs. Our profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.
We are also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. We have seen a significant fluctuation in the prices of commodity metals, including copper, lead, steel and zinc. The fluctuating costs of natural gas and electricity also have an impact on the cost of operating our factories.
Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components could have a material adverse effect on our operating results, financial condition, or cash flows.
Failure of our subcontractors to perform their contractual obligations could materially and adversely impact our prime contract performance and ability to obtain future business.
We rely on subcontracts with other companies to perform a portion of the services we provide our customers on many of our contracts. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer limiting payments or terminating a contract for default. A default termination could expose us to liability and have a material adverse effect on the ability to compete for future contracts and orders.
Failure to successfully negotiate or renew collective bargaining agreements, or strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.
 A number of our employees are covered by collective bargaining agreements, which expire on various dates. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew these agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. In certain instances, we may not be able to pass increased costs from new or renegotiated agreements on to our customers due to the fixed-price nature of many of our contracts, including our small-caliber ammunition contract with the U.S. Army that is performed at the LCAAP.
Our future success and growth will depend significantly on our ability to develop new technologies and products that achieve market acceptance within acceptable margins while maintaining a qualified workforce to meet the needs of our customers.

Virtually all of the products produced and sold by us are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Our commercial and government businesses both operate in global markets that are characterized by rapidly changing technologies, industry standards, market trends and customer demands. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends on its ability to identify emerging technological trends, develop and manufacture competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, and bring those products to market quickly at cost-effective prices.
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
In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. Our operating results, financial condition, or cash flows may be adversely affected if we are unable to develop new products that meet customers' changing needs or successfully attract and retain qualified personnel.
There can be no assurance that our products will be successfully developed or manufactured or that they will perform as intended.
Most of the products we develop and manufacture are technologically advanced and sometimes include novel systems that must function under highly demanding operating conditions. From time to time, we experience product failures, cost overruns in developing and manufacturing our products, delays in delivery and other operational problems. We have experienced product and service failures, schedule delays and other problems in connection with certain of our launch vehicles, including the Antares launch vehicle, satellites, advanced space systems and other products. We may have similar occurrences in the future. For example, we expect that our Antares launch vehicle will return to flight in 2016 with new engines for its first-stage propulsion. Another failure of this launch vehicle could result in increased costs, delays, and potential contract termination, which could have a material adverse effect on our financial condition and results of operations.
Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our operating results, financial condition, or cash flows. Negative publicity from a product failure could damage our reputation and impair our ability to win new contracts.
Due to the volatile and flammable nature of our products, fires or explosions may disrupt our business.
Many of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. We have safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on our operating results, financial condition, or cash flows.
We are subject to environmental laws and regulations that govern both past practices and current compliance which may expose us to adverse consequences.
Our operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. At certain sites that we own or operate or formerly owned or operated, there is known or potential contamination that we are required to investigate, remediate, or provide resource restoration. We could incur substantial costs, including remediation costs, resource restoration costs, fines, and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.

We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements.
Although we have environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on our operating results, financial condition, or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.
Capital market volatility could adversely impact our earnings because of our capital structure.
We are exposed to the risk of fluctuation in interest rates. If interest rates increase, we may incur increased interest expense on variable interest-rate debt or short-term borrowings, which could have an adverse impact on our operating results and cash flows.
We may pursue or complete acquisitions, or other strategic transactions, which represent additional risk and could impact future financial results.
Our business strategy includes the potential for future acquisitions or other similar strategic transactions. Acquisitions involve a number of risks including negotiating an appropriate price, successfully integrating the acquired company with our operations, and unanticipated liabilities or contingencies related to the acquired company. We cannot ensure that the expected benefits of any future acquisitions or other transactions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact our operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, we may engage in other strategic business transactions. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition, or cash flows.
Our profitability could be impacted by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.
Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, thereby affecting income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in income tax expense.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
We are subject to lawsuits, investigations and disputes (some involving substantial amounts) that arise out of the conduct of our business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. Resolution of these matters can be prolonged and costly, and our business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary issues, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows, and financial condition. Additional information can be found in Item 3 of this report.
We may not realize the growth opportunities and cost synergies that are anticipated from the Merger.
The success of the Merger depends, in part, on our ability to realize anticipated growth opportunities and cost synergies. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of our business and operations. Even if we integrate our businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we expect from this integration within the anticipated time frame or at all. We may be unable to eliminate duplicative costs, or the benefits from the Merger may be offset by costs incurred or delays in integrating the companies. In addition, integration expenses are difficult to estimate accurately, and may exceed current estimates.

If the Distribution does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code (the "Code"), including as a result of subsequent acquisitions of our stock or Vista Outdoor, then we or our stockholders immediately prior to the Distribution may be required to pay substantial U.S. federal income taxes and we may be obligated to indemnify Vista Outdoor for such taxes imposed on Vista Outdoor.
The Distribution and the Merger are intended to qualify as tax-free to us, our stockholders, Vista Outdoor and Orbital for U.S. federal income tax purposes. However, there can be no assurance that the IRS or the courts will agree with the conclusion of the parties and their counsel regarding the tax treatment of the Distribution and Merger. If the Distribution or certain related transactions were taxable, our stockholders would recognize income on their receipt of Vista Outdoor stock in the Distribution, and we would be considered to have made a taxable sale of certain of our assets to Vista Outdoor.
The Distribution will be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either us or Vista Outdoor, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Because our stockholders collectively owned more than 50% of our common stock following the Merger, the Merger alone will not cause the Distribution to be taxable to us under Section 355(e). However, Section 355(e) could apply if other acquisitions of our stock before or after the Merger, or of Vista Outdoor after the Merger, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) were to apply, we would be considered to have made a taxable sale of certain assets to Vista Outdoor and could recognize a substantial taxable gain.
Under the tax matters agreement between us and Vista Outdoor (the "Tax Matters Agreement"), in certain circumstances, and subject to certain limitations, Vista Outdoor is required to indemnify us against taxes on the Distribution that arise as a result of actions or failures to act by Vista Outdoor, or as a result of Section 355(e) applying due to acquisitions of Vista Outdoor stock after the Distribution. In other cases, however, we might recognize taxable gain on the Distribution without being entitled to an indemnification payment under the Tax Matters Agreement. If such tax is imposed on Vista Outdoor, then we generally will be required to indemnify Vista Outdoor for that tax. The possibility of recognizing and not being indemnified for this gain may discourage, delay or prevent a third party from acquiring our stock during the two years after the Merger in a transaction that our stockholders might consider favorable.
We may be unable to take certain actions because such actions could jeopardize the tax-free status of the Distribution or the Merger, and such restrictions could be significant.
Pursuant to the Tax Matters Agreement between us and Vista Outdoor, we are prohibited from taking actions or omissions that could reasonably be expected to cause the Distribution to be taxable or to jeopardize the conclusions of the opinions of counsel received by us or Orbital in connection with the Merger.
In particular, for two years after the Distribution, we may not:

•
enter into any agreement, understanding or arrangement or engage in any substantial negotiations with respect to any transaction involving the acquisition, issuance, repurchase or change of ownership of any of our capital stock, together with options or other rights in respect of that capital stock, subject to certain limited exceptions;

•	cease to be engaged in the active conduct of, or sell or transfer more than 30% of the gross assets or gross consolidated assets of, certain businesses;

•	redeem or otherwise repurchase our capital stock, subject to certain limited exceptions; or

•	liquidate, whether by merger, consolidation or otherwise.
We may take any of the actions described above if we obtain an opinion of counsel that is reasonably acceptable to Vista Outdoor (or an IRS private letter ruling) to the effect that the action will not affect the tax-free status of the Distribution, the Merger or certain related transactions. Such rulings or opinions may not be obtainable, however. In addition, the receipt of any such opinion or IRS ruling in respect of an action we propose to take will not relieve us of any obligation we have to indemnify Vista Outdoor if such action causes the Distribution, Merger or certain related transactions to be taxable.
Because of these restrictions, for two years after the Merger, we are limited in the amount of capital stock we can issue to make acquisitions or to raise additional capital or in the amount of stock that we can repurchase from investors.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments at the date of this report.
ITEM 2.    PROPERTIES

Facilities.    At December 31, 2015, we occupied manufacturing, assembly, warehouse, test, research, development, and office facilities having a total floor space of approximately 16.7 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
At December 31, 2015, our operating segments had significant operations at the following locations (1):

Flight Systems Group	Brigham City/ Promontory, UT; Clearfield, UT; Magna, UT; Chandler, AZ; Dulles, VA; Iuka, MS; Dayton, OH; Vandenberg Air Force Base, CA; Wallops Island, VA; Huntsville, AL
Defense Systems Group	Mesa, AZ; Northridge, CA; Elkton, MD; Elk River, MN; Plymouth, MN; Independence, MO; Fort Worth, TX; Radford, VA; Rocket Center, WV
Space Systems Group	Dulles, VA; Beltsville, MD; Gilbert, AZ; Greenbelt, MD; Commerce, CA; Goleta, CA; San Diego, CA; Wallops Island, VA; Palestine, TX; Pasadena CA
Corporate	Dulles, VA; Plymouth, MN; Minnetonka, MN
_________________________________________

(1)	We occupy a number of small facilities in countries around the world, which are not included above.
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment at December 31, 2015:

	Owned	Leased	Government Owned (1)	Total
Flight Systems Group	5,153	3,443	551	9,147
Defense Systems Group	647	889	4,365	5,901
Space Systems Group	354	1,241	14	1,609
Corporate	—	80	—	80
Total	6,154	5,653	4,930	16,737
Percentage of total	37%	34%	29%	100%
_________________________________________

(1)	These facilities are occupied under facilities contracts that generally require us to pay for all utilities, services, and maintenance costs.
Land.    We also use land that we own or lease for assembly, test, and evaluation, in Brigham City, Corrine, and Magna, UT, which is used by Flight Systems Group; and in Elk River, MN, and Socorro, NM, which are used by Defense Systems Group.
Our personnel occupy space at the following facilities that are not owned or operated by us: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is included in the table above.
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.
ITEM 3.    LEGAL PROCEEDINGS
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
On July 30, 2013, Raytheon Company filed a lawsuit against us in the Superior Court of the State of Arizona. The suit concerned our longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM). Raytheon’s primary allegation was that we breached certain of the production contracts by not delivering rocket motors. Raytheon claimed damages in excess of $100 million. The parties settled this matter on March 27, 2015. We paid $25 million to Raytheon, and the litigation was voluntarily dismissed on April 21, 2015.
On November 4, 2013, we filed a lawsuit against Spirit Aerosystems Inc. in the Second District Court in Farmington, Utah. In our suit, we made various claims, including breach of contract, in relation to a contract with Spirit Aerosystems regarding the manufacture of aircraft parts. On September 18, 2015, the parties entered into a settlement agreement resolving all matters at issue in the litigation, and the case was dismissed.
Putative class action and derivative lawsuits challenging the merger of Orbital and our company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, our company and Orbital's directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation (the “Consolidated Lawsuit”).  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger, and alleged that we aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter.  Pursuant to the terms of the MOU, we and Orbital made additional information available to Orbital's stockholders in connection with the Merger vote. On February 2, 2016, the case was dismissed.
U.S. Government Investigations.    We are also subject to U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on our operating results, financial condition, or cash flows.
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in our being involved with a number of related legal proceedings, claims, and remediation obligations. We routinely assesses, based on in-depth studies, expert analyses, and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. Our policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring, and resource restoration costs to be incurred.
We have been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition, or cash flows.
We could incur substantial costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition, or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OA". Prior to the Merger, our common stock was listed and traded on the New York Stock Exchange under the symbol "ATK". The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Nine months ended December 31, 2015
Quarter ended December 31, 2015	$92.99	$74.50
Quarter ended October 4, 2015	81.06	56.06
Quarter ended July 5, 2015	78.06	71.78
Year ended March 31, 2015
Quarter ended March 31, 2015	$140.61	$60.23
Quarter ended December 28, 2014	132.33	100.36
Quarter ended September 28, 2014	139.89	122.97
Quarter ended June 29, 2014	158.13	118.11
Sales prices for the quarter ended March 31, 2015 and subsequent quarters reflect the effect of the Distribution and Merger, including the issuance of approximately 27.4 million shares of common stock to Orbital stockholders in connection with the Merger.
The number of holders of record of our common stock at February 22, 2016 was 4,924. This does not include 964 former holders of record of Orbital Sciences Corporation common stock who had not yet exercised their right to receive our common stock pursuant to the Transaction Agreement relating to the Merger.
During the 2015 nine-month transition period, April 1, 2015 to December 31, 2015, Orbital ATK (OA) paid three quarterly dividends of $0.26 per share, totaling $46.1 million. In February 2016, our Board of Directors approved a quarterly dividend to be paid in the first quarter of 2016 of $0.30 per share, totaling $17.7 million. During fiscal year, April 1, 2014 through March 31, 2015 for legacy ATK, the Company paid four dividends of $0.32 per share totaling $41.1 million. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. Our dividend policy is reviewed by our Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in our instruments, including our 5.25% Senior Notes due 2021, 5.50% Senior Notes due 2023 and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report).

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under each of our existing equity compensation plans at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan (1)
Deferred Compensation (2)	20,783	—	—
Non-Employee Director Restricted Stock Plan (1)
Deferred Compensation (2)	6,924	—	—
2005 Stock Incentive Plan (1)			—
Stock Options	228,790	$48.16	—
Restricted Stock Units	96,384	—	—
Performance Awards (4)	156,463	—	—
Deferred Compensation (2)	68,414	—	—
2015 Stock Incentive Plan (3)			3,704,016
Stock Options	—	—	—
Performance Awards (4)	1,336	—	—
Deferred Compensation (2)	8,684	—	—
Equity compensation plans not approved by security holders:
Orbital Sciences 1997 Stock Option and Incentive Plan (1) (5)
Stock Options	4,490	$28.91	—
Orbital Sciences Amended and Restated 2005 Stock Incentive Plan (1) (5)
Restricted Stock Units	202,563	—	—
Total	794,831	$47.79	3,704,016
_________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2015 Stock Incentive Plan, a total of 3,750,000 shares were authorized for awards. However, the plan includes a fungible share counting provision, under which “full-value awards" (i.e., awards other than stock options and stock appreciation rights) are counted against the reserve of shares available for issuance under the plan as 2.5 shares for every one share actually issued in connection with the award. No more than 5% of the shares available for awards under the plan may be granted to our non-employee directors in the aggregate.

(4)
Shares reserved for issuance in connection with outstanding performance awards. The amount shown assumes the maximum payout of the performance shares based on achievement of the highest level of performance. The actual number of shares to be issued depends on the performance levels achieved for the respective performance periods.

(5)
This plan was approved by the stockholders of Orbital prior to the Merger. Pursuant to the Transaction Agreement relating to the Merger, we assumed the obligation to issue shares under the terms of this plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Additional Shares that May Be Purchased Under the Program (3)
October 5 - November 1	91,407	$79.03	87,417
November 2 - November 28	42,612	84.92	41,615
November 29 - December 31	53,427	85.55	53,427
Quarter ended December 31, 2015	187,446	$82.23	182,459	1,949,909
_________________________________________

(1)
Includes shares repurchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units, or payment of performance shares that were granted under our incentive compensation plans.

(2)
During the 2015 transition period, the Board approved a stock repurchase program that currently authorizes the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016. We repurchased 1,008,445 shares for $75,795 during the 2015 transition period.

(3)	The maximum number of shares that may yet be repurchased under the program was calculated using our closing stock price of $89.34 on December 31, 2015.
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities" is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return on the Company's common stock during the period from March 31, 2011 through December 31, 2015, with the Standard & Poor's Composite 500 Index, (a broad equity market index) and the Dow Jones U.S. Aerospace and Defense Index (a published industry index) for the same period.
The comparison assumes that on April 1, 2011, $100 was invested in the Company's common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all cash dividends, were reinvested and takes into account the value of the Vista Outdoor shares distributed to stockholders in the Distribution as if it occurred prior to March 31, 2011. The graph indicates the dollar value of each hypothetical $100 investment at March 31, 2012, 2013, 2014 and 2015, and at December 31, 2015.

ITEM 6.    SELECTED FINANCIAL DATA
Results for the nine months ended December 31, 2015 are not comparable to prior periods due to the Merger, as described in Note 4 to the accompanying consolidated financial statements.

	Nine Months Ended	Years Ended March 31,
(Amounts in thousands except per share data)	December 31, 2015	2015	2014	2013	2012
	(1)	(2)			(3)
Results of Operations:
Sales	$3,399,089	$3,173,967	$2,925,237	$3,206,096	$3,610,579
Cost of sales	2,729,898	2,469,865	2,277,939	2,521,277	2,820,492
Gross profit	669,191	704,102	647,298	684,819	790,087
Operating expenses:
Research and development	83,209	49,349	48,536	55,958	58,906
Selling	88,177	89,941	87,554	90,219	106,065
General and administrative	225,418	298,559	209,251	200,568	234,922
Goodwill impairment	—	34,300	—	—	—
Gain on settlement	50,000	—	—	—	—
Income from continuing operations, before interest, income taxes and noncontrolling interest	322,387	231,953	301,957	338,074	390,194
Interest expense, net	(57,163)	(88,676)	(79,792)	(65,386)	(88,620)
Loss on extinguishment of debt	—	(26,626)	—	(11,773)	—
Income from continuing operations, before income taxes and noncontrolling interest	265,224	116,651	222,165	260,915	301,574
Income taxes	83,659	39,117	62,542	73,746	107,321
Income from continuing operations, before noncontrolling interest	181,565	77,534	159,623	187,169	194,253
Less net income attributable to noncontrolling interest	143	99	171	436	592
Income from continuing operations of Orbital ATK, Inc.	$181,422	$77,435	$159,452	$186,733	$193,661
Basic earnings per common share from continuing operations	$3.06	$2.18	$5.03	$5.76	$5.89
Basic weighted-average number of common shares outstanding	59,358	35,469	31,671	32,447	32,874
Diluted earnings per common share from continuing operations	$3.03	$2.14	$4.87	$5.73	$5.85
Diluted weighted-average number of diluted common shares outstanding	59,915	36,140	32,723	32,608	33,112
Other Data:
Depreciation and amortization of intangible assets (3)	$123,878	$85,027	$72,304	$80,935	$84,302
Capital expenditures (3)	104,634	112,704	105,730	73,494	100,820
Cash dividends per common share	$0.78	$1.28	$1.10	$0.92	$0.80
Gross margin (gross profit as a percentage of sales) (3)	19.7%	22.2%	22.1%	21.4%	21.9%

(1)	In the nine months ended December 31, 2015, the Company recorded a $50.0 million gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract.

(2)
In fiscal 2015, we recorded $34.9 million of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger, and a $25.0 million litigation charge pertaining to a Raytheon lawsuit settlement.

(3)	In fiscal 2012, we recorded a $36.5 million litigation charge pertaining to a LUU flares lawsuit settlement.

(4)	Presented for continuing operations only.

(Amounts in thousands except per share data)	December 31, 2015	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012
Financial Position:
Net current assets (1)	$1,273,463	$1,292,122	$518,679	$877,572	$715,917
Net property, plant and equipment (1)	806,187	807,057	508,455	478,716	486,273
Total assets (1)	5,353,556	5,504,402	3,423,521	3,575,256	3,785,219
Long-term debt (including current portion) (1)	1,490,000	1,588,501	2,092,978	1,073,877	1,302,002
Total Orbital ATK, Inc. stockholders' equity	1,937,140	1,776,998	1,911,575	1,502,169	1,226,795

(1)	Presented for continuing operations only.

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

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which we may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose us to adverse consequences,

•	government laws and other rules and regulations applicable to us, including procurement and import-export control,

•	reduction or change in demand and manufacturing costs for commercial ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

•
results of the Merger or other acquisitions or transactions, including our ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions,

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing our debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates, and health care cost trend rates,

•	security threats, including cyber security and other industrial and physical security threats, and other disruptions,

•	supply, availability, and costs of raw materials and components, including commodity price fluctuations,

•	performance of our subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	the performance of our products,

•	fires or explosions at any of our facilities,

•	government investigations and audits,

•	environmental laws that govern past practices and rules and regulations, noncompliance with which may expose us to adverse consequences,

•	impacts of financial market disruptions or volatility to our customers and vendors,

•	unanticipated changes in the tax provision or exposure to additional tax liabilities, and

•	the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these factors is contained in Item 1A of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We are an aerospace and defense products company and supplier of products to the U.S. Government, allied nations, prime contractors and other customers. Our main products include launch vehicles and related propulsion systems, satellites and associated components and services, composite aerospace structures, tactical missiles, subsystems and defense electronics and precision weapons, armament systems and ammunition. We are headquartered in Dulles, Virginia and have operating locations throughout the United States.
On February 9, 2015, we completed a tax-free spin-off and distribution of our former Sporting Group to our stockholders (the “Distribution”) as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, we combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, we changed our name from Alliant Techsystems Inc. to Orbital ATK, Inc.
We conduct business in three segments:

•
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

•
Defense Systems Group develops and produces small-, medium-, and large-caliber military ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including cargo delivery to the ISS. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.

Fiscal Year
We changed our fiscal year to the calendar twelve months ending December 31, effective beginning with the period ended on December 31, 2015. As a result, the current fiscal period is a nine-month transition period ended on December 31, 2015. Accordingly, the current period financial results ended December 31, 2015 are for a nine-month period. All references herein to a fiscal year prior to December 31, 2015 refer to the twelve months ended March 31 of such year.

Outlook
U.S Government Funding — Our U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a government fiscal year ("GFY") basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future GFY's. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we participate, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on our operating results, financial condition, or cash flows.
The government budget structure remains constrained by the 2011 Budget Control Act, which initially reduced the DoD topline budget by approximately $490 billion over 10 years starting in GFY 2012, and subsequent amendments that continue to limit DoD spending. However, the budget outlook for defense and space spending for GFY 2016 is generally positive. The Bipartisan Budget Act of 2015 has provided a greater level of certainty for defense spending over the next two years, with base budgets in excess of the limits that would have been imposed by the sequester caps set by the Budget Control Act. The Consolidated Appropriations Act of 2016, passed in December 2015, established federal funding for the remainder of GFY 2016 and generally abides by the adjustments to discretionary spending provided for in the Bipartisan Budget Act. Defense spending for GFY 2016 includes a $514 billion base budget with a $59 billion supplement for overseas contingency operations, in total an increase of approximately 2% from GFY 2015 levels.
Importantly, the GFY2016 defense budget includes major boosts in military procurement accounts; however, we do not expect this to translate into large immediate revenue gains. In civil government agencies, our major customer, NASA, received authorization for a $19.3 billion budget for GFY 2016, an increase of 7% from GFY 2015, maintaining the longstanding commitment to International Space Station operations and providing a significant increase in funding for the Space Launch System, two key areas in which we are involved as a prime contractor and supplier. The President's budget for GFY 2017 is consistent with the funding levels of the Bipartisan Budget Act. We continue to monitor potential impacts of the upcoming government fiscal year as the GFY17 Congressional budget review and annual appropriations process gets underway.
Commercial and International Business — We continued to emphasize international growth by establishing operations in Saudi Arabia, the United Arab Emirates, and Singapore, as defense spending by U.S. allies continues to present opportunities for us. Our commercial businesses, consisting primarily of communication satellite and aircraft structure sales as well as ammunition sales to Vista Outdoor, were generally flat in the 2015 transition period. Industry-wide, new orders for geosynchronous satellites were down considerably in 2015, with approximately 17 satellites sold, down from 23 in 2014. We do not expect this area to rebound in the near term.
The U.S. aerospace and defense industry has experienced significant changes over the years. Our management believes that the key to our continued success is to focus on providing innovative, reliable and affordable space, defense and aviation systems. We are positioning ourselves where management believes there will be continued strong defense and civil government funding, even as pressures mount on research and development and procurement accounts, including an emphasis on international defense business and other potential growth areas.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following are our critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
A substantial portion of our sales come from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA, and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer were as follows:

	Percentage of Sales
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Sales to:
U.S. Army	15%	27%	33%
U.S. Navy	11	15	16
NASA	23	13	14
U.S. Air Force	4	6	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
Long-term Contracts—The majority of our sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of our total revenue is accounted for using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $30,000 in the 2015 transition period, approximately $87,000 in fiscal 2015, and approximately $83,000 in fiscal 2014. The adjustments recorded during the 2015 transition period were primarily driven by higher profit expectations in the Propulsion Systems and Aerospace Structures divisions. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronic, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions. The adjustments recorded during fiscal 2014 were primarily driven by higher profit expectations in the Small Caliber Systems division and for programs in the Propulsion Systems division.
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
Sales from continuing operations by revenue recognition method, for the 2015 transition period, were as follows:

Percentage of Sales
Sales recorded under:
Long-term contracts method	96%
Other method	4%
Total	100%
Employee Benefit Plans
Defined Benefit Pension Plans.    Our noncontributory defined benefit pension plans include the following legacy Alliant Techsystems, Inc. plans: "Alliant Techsystems, Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the “ATK Plans”). We acquired the following two pension plans applicable to legacy Orbital employees in connection with the Merger: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the “Orbital Plans” and together with the ATK Plans, the “Plans”).
ATK Plans - The ATK Plans noncontributory defined benefit pension plans (the "Plans") cover substantially all Alliant Techsystems, Inc. employees hired prior to January 1, 2007. Eligible non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all receive an employer contribution through a defined contribution plan. On January 31, 2013, the ATK Plans were amended to freeze the current pension formula benefits effective June 30, 2013 and to implement a new cash balance formula applicable to pay and service starting July 1, 2013. The cash balance formula provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. Prior to the effective date of the amendment, the Plans provided either pension benefits based on employee annual pay levels and years of credited service or based on stated amounts for each year of credited service. We fund the Plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for us are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
Orbital Plans - The Orbital Plans were acquired by Orbital in connection with a 1994 business acquisition and were frozen at that time. These plans currently are overfunded. We fund the defined benefit pension plans in accordance with federal requirements calculated using appropriate actuarial methods. Plan assets for us are held in trusts and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity, and cash. For certain plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements. By resolution of the Orbital ATK Pension and Retirement Committee on July 1, 2015, the Orbital Plans were merged into the Alliant Techsystems, Inc. Pension and Retirement Plan effective December 31, 2015 and the plan name of that plan changed to the Orbital ATK, Inc. Pension and Retirement Plan.
We also sponsor nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. We implemented similar changes as those noted above to our nonqualified supplemental executive retirement plans for certain highly compensated employees.
We recorded pension expense for the Plans of $82,448 in the 2015 transition period, a decrease of $2,538 from $84,986 of pension expense recorded in fiscal 2015. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate, and the rate of compensation increase. The following table sets forth our assumptions used in determining pension expense:

	Projected	Nine Months Ended December 31, 2015	Years Ended
	2016		March 31, 2015	March 31, 2014
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	7.25%
Discount rate	4.40%	3.90%	4.50%	4.35%
Rate of compensation increase:
Union	3.13%	3.66%	3.22%	3.23%
Salaried	3.62%	3.14%	3.47%	3.49%
In developing the expected long-term rate of return assumption, we consider input from our actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and our own historical investment returns. The expected long-term rate of return of 7.25% used in the 2015 transition period for the Plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments, and 0 - 6% in cash investments. The expected long-term rate of return assumed for 2016 is 7.25%. The actual return in any year will likely differ from our assumption, but we estimate the return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In determining the discount rate, we use the current investment yields on high-quality corporate bonds (rated AA or better) that coincide with the cash flows of the estimated benefit payouts from our plans. The model uses a yield curve approach to discount each cash flow of the liability stream at an interest rate specifically applicable to the timing of the respective cash flow. The model totals the present values of all cash flows and calculates the equivalent weighted average discount rate by imputing the singular interest rate that equates the total present value with the stream of future cash flows. This resulting weighted average discount rate is then used in evaluating the final discount rate. The discount rate was 4.40%, 3.90%, and 4.50% at December 31, 2015, March 31, 2015, and March 31, 2014, respectively. The discount rate at year end impacts the following year's pension expense.
Future actual pension expense can vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes, and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase, and/or expected rate of return for 2016 were different, the impact on 2016 expense would be as follows: each 0.25% change in the discount rate would change 2016 pension expense by approximately $5,500; each 0.25% change in the rate of compensation increase would change 2016 pension expense by approximately $100; and each 0.25% change in the expected rate of return on plan assets would change 2016 pension expense by approximately $5,600.
We base our determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.
Effective January 1, 2016, we changed our estimate of the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Previously, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate is expected to reduce pension and postretirement net periodic benefit plan cost by approximately $25 million when compared to the prior estimate.
We made contributions to the qualified pension trust of $72,000 during the 2015 transition period and are required to make contribution of $37,000 in 2016. We distributed $1,845 under our supplemental executive retirement plans during the 2015 transition period, and expect to make distributions directly to retirees of $5,400 in 2016. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. Our funded pension status was approximately 74% at December 31, 2015.

Other Postretirement Benefits.    We also provide postretirement health care benefits and life insurance coverage to certain employees and retirees.
The following table sets forth our assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans:

	Projected	Nine Months Ended December 31, 2015	Years Ended
	2016		March 31, 2015	March 31, 2014
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	5.00%	5.00%	5.00%
Held in pension master trust and fixed income investments	6.25%	6.25%	6.25%	6.25%
Discount rate	3.98%	3.55%	3.95%	3.80%
Weighted average initial health care cost trend rate	6.10%	6.10%	6.10%	7.60%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during the 2015 transition period were as follows: under age 65 was 7.5%; over age 65 was 6.0%; and the prescription drug portion was 6.5%.
The health care cost ultimate trend rates are as follows:

Health care cost trend rate for employees under 65	4.5%
Health care cost trend rate for employees over 65	4.5%
Health care cost trend rate for prescription drugs	4.5%
Weighted-average health care cost trend rate	4.5%
Each category of cost declines at a varying rate. The ultimate trend rate will be reached in 2026 for employees under age 65, in 2024 for employees over age 65, and in 2027 for prescription drugs.
In developing the expected long-term rate of return assumption for other PRB plans, we consider input from actuaries, historical returns, and annualized returns of various major indices over long periods. At December 31, 2015, approximately 44% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost	$286	$(253)
Effect on postretirement benefit obligation	6,888	(6,118)
We made other PRB plan contributions of $5,644 in the 2015 transition period and expect to make contributions of approximately $7,552 in 2016. A substantial portion of our PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") reduced our accumulated projected benefit obligation ("APBO") measured at December 31, 2005. One of our other PRB plans is actuarially equivalent to Medicare, but we do not believe that the subsidies it will receive under the Act will be significant. Because we believe that participation levels in our other PRB plans will decline, the impact to our results of operations in any period has not been and is not expected to be significant.
Income Taxes
Provisions for federal, state, and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is our policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
Mergers and Acquisitions
The results of merged or acquired businesses are included in our consolidated financial statements from the date of merger or acquisition. We allocate the purchase price to the underlying tangible and intangible acquired assets acquired and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
On April 28, 2014, we entered into a Transaction Agreement (the “Transaction Agreement”) with Orbital, Vista SpinCo Inc., a wholly-owned Company subsidiary, and Vista Merger Sub Inc., a wholly-owned subsidiary of ours, providing for the Distribution of our Sporting Group as a new public company, Vista Outdoor, followed by our Merger with Orbital. The Distribution and Merger were completed on February 9, 2015, immediately following which we changed our name to Orbital ATK, Inc. Pursuant to the Distribution and Merger, our stockholders received two shares of Vista Outdoor for each share of our common stock held and Orbital stockholders received 0.449 shares of our stock for each share of Orbital common stock held. Both transactions were structured to be tax-free to our U.S. stockholders for U.S. federal income tax purposes. Immediately following the Merger, Orbital stockholders owned 46.2% of our common stock and our existing stockholders owned 53.8%. The Merger was accounted for using the purchase method of accounting with us as the accounting acquirer.
As noted, we divested the Sporting Group segment in the Distribution. Accordingly, the divested business is presented as a discontinued operation in the accompanying consolidated financial statements for all prior periods presented.
Accounting for Goodwill
We test goodwill for impairment on January 1 or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We may aggregate certain components or reporting units based upon an evaluation of the facts and circumstances, including the nature of products and services and the extent of shared assets and resources.
We identified our eleven divisions as components and we aggregated the Commercial Satellites Division, Government Satellites Division, and Technical Services Division based upon the similarities of products, production processes, personnel, and shared benefit from research and development efforts. As a result, we have nine reporting units that are subject to goodwill impairment testing.
The goodwill impairment test is performed using a two-step process. In the first step, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an indication of impairment exists and the second step must be performed in order to determine the amount of the impairment. In the second step, we must determine the implied fair value of the reporting unit's goodwill which is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The implied fair value is compared to the carrying amount and if the carrying amount of the reporting unit's goodwill exceeds the implied fair value of its goodwill, an impairment loss must be recognized for the excess.
The fair value of each reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was generally weighted equally against the estimated value derived from a market approach that considers the guideline company and transaction methods if recent transactions were available for one of our nine reporting units. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data. The fair value for each reporting exceeded its carrying amount by at least 25%.
In developing a discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our three-year plan, as approved by our Board of Directors, and assumes a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.
Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units, and other factors which are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose a significant contract or business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests in future periods. We continually monitor the reporting units for impairment indicators and updates assumptions used in the most recent calculation of the estimated fair value of a reporting unit as appropriate.
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
As a general note, the increases in the results of Flight Systems Group and Space Systems Group discussed below for the nine months ended December 31, 2015 were primarily attributable to the inclusion of Orbital's results following the Merger. Our results for the nine months ended December 31, 2015 include Orbital; however, the results for the nine months ended December 28, 2014 do not include the results of Orbital since the Merger occurred after that period.
Nine Months Ended December 31, 2015
Sales

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$1,139,733	$766,132	$373,601	48.8%
Defense Systems Group	1,333,997	1,395,901	(61,904)	(4.4)
Space Systems Group	973,481	222,635	750,846	337.3
Corporate and Eliminations	(48,122)	(180,240)	132,118	(73.3)
Total sales	$3,399,089	$2,204,428	$1,194,661	54.2%
The fluctuation in sales was driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.   The increase in sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, in our sales for the nine months ended December 31, 2015, as a result of the Merger. Launch Vehicles division sales were approximately $430,000 in the nine months ended December 31, 2015. Intragroup revenue eliminations increased $48,000 primarily attributable to contract activity between the Launch Vehicles Division and the other divisions in Flight Systems Group.
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $59,000 in Small Caliber Systems and $31,000 in Missile Products largely due to lower sales volumes, partially offset by an increase of $49,000 in Armament Systems revenues that reflected increased foreign sales.
Space Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our sales for the nine months ended December 31, 2015, as a result of the Merger. The legacy Orbital Advanced Space Programs and Satellite and Space Systems businesses generated sales of approximately $811,000 in the nine months ended December 31, 2015.
Corporate and Eliminations. The change in corporate and eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$872,103	$598,592	$273,511	45.7%
Defense Systems Group	1,090,525	1,125,193	(34,668)	(3.1)
Space Systems Group	805,107	183,546	621,561	338.6
Corporate and Eliminations	(37,837)	(194,464)	156,627	(80.5)
Total cost of sales	$2,729,898	$1,712,867	$1,017,031	59.4%
The fluctuation in cost of sales was driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the nine months ended December 31, 2015, as a result of the Merger.
Defense Systems Group.    The decrease in cost of sales was driven primarily by reduced cost of sales in Small Caliber Systems principally due to lower volume, partially offset by an increase in Armament Systems cost of sales that reflected increased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our cost of sales for the nine months ended December 31, 2015, as a result of the Merger.
Corporate and Eliminations. The change in Corporate and Eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Operating Expenses

	Nine Months Ended
	December 31, 2015	As a % of Sales	December 28, 2014	As a % of Sales	Change
			(unaudited)
Research and development	$83,209	2.4%	$23,981	1.1%	$59,228
Selling	88,177	2.6	69,033	3.1	19,144
General and administrative	225,418	6.6	165,502	7.5	59,916
Total	$396,804	11.6%	$258,516	11.7%	$138,288
Operating expenses increased by $138,300 in the nine months ended December 31, 2015 compared to the nine months ended December 28, 2014 primarily due to inclusion of Orbital's research and development costs, selling expenses and general and administrative expenses in the nine months ended December 31, 2015. Additionally, we recorded restructuring costs of $23,299 in the 2015 transition period principally in connection with the consolidation of corporate facilities.

Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Nine Months Ended
	December 31, 2015	December 28, 2014	Change
		(unaudited)
Flight Systems Group	$196,560	$103,067	$93,493
Defense Systems Group	117,035	144,039	(27,004)
Space Systems Group	69,870	14,658	55,212
Corporate	(61,078)	(28,719)	(32,359)
Total	$322,387	$233,045	$89,342
The fluctuations in Income from continuing operations, before income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income from operations was primarily due to the inclusion of Orbital's former Launch Vehicles segment in our results for the nine months ended December 31, 2015, as a result of the Merger. In the nine months ended December 31, 2015, we recorded a $50,000 gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract.
Defense Systems Group.    The decrease in income from operations was driven primarily by reduced income in Small Caliber Systems principally due to lower volume.
Space Systems Group.     The increase in income from operations was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the nine months ended December 31, 2015, as a result of the Merger. Segment income from operations for the nine months ended December 31, 2015 included $53,127 recognized in sales in connection with a reduction in Merger-related contract fair value liabilities as progress toward completion was realized on certain contracts acquired in the Merger.
Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, merger and acquisition transaction related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The increase in corporate expenses in the nine months ended December 31, 2015 compared to the nine months ended December 28, 2014 was primarily driven by amortization expense recorded in the nine months ended December 31, 2015 related to the Merger.
Net Interest Expense
Net interest expense for the 2015 transition period was $57,163, a decrease of $10,934 compared to the 2014 comparable period. The decrease was primarily due to the impact of a decrease in outstanding debt as a result of the repayment of certain indebtedness in connection with the Distribution and Merger, partially offset by accelerated amortization of deferred debt issuance costs related to refinancing our debt during the nine months ended December 31, 2015.
Income Taxes (from Continuing Operations)

	Nine Months Ended
	December 31, 2015	Effective Rate	December 28, 2014	Effective Rate	Change
			(unaudited)
Income taxes	$83,659	31.5%	$46,514	28.2%	$37,145
The increase in the current period tax rate is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year period, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year period.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for the 2015 transition period of 31.5% differs from the federal statutory rate of 35.0% due to the Domestic Manufacturing Deduction ("DMD"), research and development (R&D) tax credit, and true-up of prior year taxes, partially offset by the change in valuation allowance, state income taxes, and changes in prior-year contingent tax liabilities, which increased the rate.

The effective tax rate for the 2014 comparable period of 28.2% differs from the federal statutory rate of 35.0% due to DMD, the R&D tax credit, a true-up to prior year taxes, and changes in prior year contingent tax liabilities, partially offset by the change in state income taxes, which increased the rate.
Income From Continuing Operations, Before Noncontrolling Interest
Net income before noncontrolling interest for the 2015 transition period was $181,600, an increase of $63,200 compared to $118,400 in the 2014 comparable period. This increase was primarily driven by inclusion of Orbital results in the current year period due to the Merger.
Year Ended March 31, 2015
Sales

	Years Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Flight Systems Group	$1,094,208	$911,232	$182,976	20.1%
Defense Systems Group	1,890,534	1,950,784	(60,250)	(3.1)
Space Systems Group	413,295	371,200	42,095	11.3
Corporate and Eliminations	(224,070)	(307,979)	83,909	(27.2)
Total sales	$3,173,967	$2,925,237	$248,730	8.5%
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
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $68,700 in Small Caliber Systems largely due to lower volumes, a decrease in Missile Products of $23,600 due to the absence of a favorable Radford Army Ammunition Plant ("RFAAP") pension segment adjustment recorded in fiscal 2014, partially offset by a favorable contract adjustment in fiscal 2015, and a decrease in Defense Electronics of $19,100 as a result of completing several contracts in fiscal 2015, partially offset by increased sales in Armament Systems of $41,300 resulting from increased foreign sales.
Space Systems Group.    The increase in sales was driven by additional sales in Government Satellites of $56,100, Commercial Satellites of $42,200 and Technical Services of $21,000, resulting from the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our post-Merger fiscal 2015 results, primarily offset by lower activity on two major proprietary programs that were completed in the Space Components division.
Cost of Sales

	Years Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Flight Systems Group	$843,326	$706,338	$136,988	19.4%
Defense Systems Group	1,525,046	1,563,816	(38,770)	(2.5)
Space Systems Group	341,624	304,938	36,686	12.0
Corporate and Eliminations	(240,131)	(297,153)	57,022	(19.2)
Total cost of sales	$2,469,865	$2,277,939	$191,926	8.4%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.    The increase in cost of sales was driven by increased cost of sales in Aerospace Structures of $54,600 resulting from increased production on commercial aircraft programs, cost of sales of $47,500 from Orbital's former Launch Vehicles segment included in our post-Merger fiscal 2015 results, and increased costs of sales in Propulsion Systems of $27,700 driven by termination costs on a commercial rocket motor contract.
Defense Systems Group.    The decrease in cost of sales was driven by lower cost of sales of $37,700 in Missile Products due primarily to a favorable RFAAP pension segment closing adjustment recorded in fiscal 2014, lower cost of sales in

Defense Electronics of $30,000 as a result of completing several contracts in fiscal 2015, and a decrease of $12,000 in Small Caliber Systems due to lower sales volume. These decreases were partially offset by increased cost of sales of $35,700 in Armament Systems resulting from increased foreign sales.
Space Systems Group.    The increase in cost of sales was driven by additional cost of sales in Government Satellites of $42,700, Commercial Satellites of $39,700, and Technical Services of $19,300 resulting from the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our post-Merger fiscal 2015 results, partially offset by lower activity on two major proprietary programs in Space Components.
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
Operating Expenses

	Years Ended
	March 31, 2015	As a % of Sales	March 31, 2014	As a % of Sales	Change
Research and development	$49,349	1.6%	$48,536	1.7%	$813
Selling	89,941	2.8%	87,554	3.0%	2,387
General and administrative	298,559	9.4%	209,251	7.2%	89,308
Goodwill impairment	$34,300	1.1%	$—	—%	$34,300
Total	$472,149	14.9%	$345,341	11.9%	$126,808
Operating expenses increased by $126,800 year-over-year primarily due to transaction costs, restructuring charges, and a fourth quarter fiscal 2015 goodwill impairment charge. During fiscal 2015 we incurred $34,900 of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger. Additionally, as a result of the Distribution and Merger we recorded restructuring costs of $25,600 in fiscal 2015 principally in connection with the consolidation of corporate facilities and personnel termination costs associated with management restructuring. The transaction costs and restructuring charges in fiscal 2015 were recorded in general and administrative expenses. During the fourth quarter of fiscal 2015, we recorded a goodwill impairment charge of $34,300 pertaining to our Space Components division in our Space Systems Group, in connection with our annual goodwill impairment analysis.
Income From Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Years Ended
	March 31, 2015	March 31, 2014	Change
Flight Systems Group	$145,753	$110,882	$34,871
Defense Systems Group	188,963	210,669	(21,706)
Space Systems Group	(3,824)	30,810	(34,634)
Corporate	(98,939)	(50,404)	(48,535)
Total	$231,953	$301,957	$(70,004)
The fluctuations in Income from continuing operations, before income taxes and noncontrolling interest are described as follows:
Flight Systems Group.     Income from operations increased due to increased sales as noted above and profit from a contract termination within Propulsion Systems.
Defense Systems Group.    Income from operations decreased due to lower sales as noted above. In addition, operating expenses decreased $7,400 in fiscal 2015 compared to fiscal 2014, due to lower research and development spending of $4,100 in Defense Electronics and $3,100 in Armament Systems.
Space Systems Group.   Operating results decreased primarily due to an increase in operating expenses of $38,900, principally due to a goodwill impairment charge of $34,300 in Space Components, partially offset by decreased research and development costs of $4,600.
Corporate.    Results reflect expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, transaction-related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The change from the prior year was driven primarily by costs associated with the Distribution and Merger including transaction costs of $34,900, restructuring costs of $25,600 and litigation settlement costs. These cost increases were partially offset by lower intercompany profit eliminations and the absence of the RFAAP pension segment close-out recorded in the prior year.
Net Interest Expense
Net interest expense for fiscal 2015 was $88,700, an increase of $8,900 compared to $79,800 in fiscal 2014. The increase was primarily due to an increase in the average amount of debt outstanding, partially offset by a lower weighted-average interest rate.
Income Taxes (from Continuing Operations)

	Years Ended
	March 31, 2015	Effective Rate	March 31, 2014	Effective Rate	Change
Income taxes	$39,117	33.5%	$62,542	28.2%	$(23,425)
The increase in the current period tax rate was primarily due to the goodwill impairment and nondeductible transaction costs, partially offset by increased benefits from the DMD, true-up of prior-year taxes, change in valuation allowance and lower state income taxes.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2015 of 33.5% differs from the federal statutory rate of 35.0% due to the DMD, change in prior-year contingent tax liabilities, R&D tax credit, change in valuation allowance and true-up of prior-year taxes, partially offset by goodwill impairment and nondeductible transaction costs which increased the rate.
The effective tax rate for fiscal 2014 of 28.2% differs from the federal statutory rate of 35.0% due to the revaluation of unrecognized tax benefits due to proposed IRS regulations, DMD and R&D tax credit, partially offset by the true-up of prior year taxes and state income taxes which increased the rate.
Income From Continuing Operations, Before Noncontrolling Interest
Net income before noncontrolling interest for fiscal 2015 was $77,500, a decrease of $82,100 compared to $159,600 in fiscal 2014. This decrease was driven by a $126,800 increase in operating expenses, and an increase of $8,900 in net interest expense over the prior year, partially offset by a $56,800 increase in gross profit and a $23,400 decrease in income tax expense.

Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a credit facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, cash dividends, share repurchases, and acquisition or other activities.
Cash Flows Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

	Nine Months Ended		Years Ended
	December 31, 2015	December 28, 2014	March 31, 2015	March 31, 2014
Cash provided by operating activities of continuing operations	$303,402	$44,451	$190,855	$161,961
Cash provided by (used for) investing activities of continuing operations	(111,094)	(59,203)	332,198	(100,242)
Cash provided by (used for) financing activities of continuing operations	(227,529)	(216,395)	(737,317)	903,254
Net cash flows from continuing operations	$(35,221)	$(231,147)	$(214,264)	$964,973
Operating Activities
Net cash provided by operating activities of continuing operations increased $258,951 in the 2015 transition period compared to the 2014 comparable period. This increase was primarily driven by the inclusion of Orbital's operating activities due to the Merger.
Net cash provided by operating activities of continuing operations increased $28,894 in fiscal 2015 compared to fiscal 2014. This increase was driven by working capital improvements of $51,525 and an increase in operating cash flows adjustments for non-cash items of $59,458, partially offset by a decrease in net income of from continuing operations of $82,017.
Investing Activities
Net cash used for investing activities of continuing operations increased $51,891 in the 2015 transition period compared to the 2014 comparable period, primarily driven by the inclusion of Orbital's capital expenditure due to the Merger.
Net cash provided by investing activities of continuing operations increased $432,440 in fiscal 2015 compared to fiscal 2014. This increase was driven primarily by the receipt of cash acquired in the Merger of $253,734 and a cash dividend of $214,383 paid by Vista Outdoor to us, less cash distributed to Vista Outdoor of $25,505 in connection with the Distribution.
Financing Activities
Net cash used for financing activities increased $11,134 in the 2015 transition period compared to the 2014 comparable period . This increase was due to increased share repurchases and dividends paid, partially offset by lower payments of debt.
Net cash used for financing activities in fiscal 2015 was $737,317 compared to cash provided by financing activities in fiscal 2014 of $903,254. This decrease of $1,640,571 was due to additional debt issued to finance the acquisitions of Bushnell and Savage in fiscal 2014 and net debt reductions in fiscal 2015 of $504,477.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, repay debt, satisfy employee benefit obligations, repurchase shares, pay dividends and complete any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on its debt.
During the 2015 transition period, we paid quarterly dividends of $0.26 per share for all three quarters totaling $46,103. On February 2, 2016, the Board of Directors declared a quarterly cash dividend of $0.30 per share. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
In September 2015, we issued $400,000 aggregate principal amount of our 5.50% Senior Notes due 2023 and we refinanced our then-existing senior credit facility (the "Former Credit Facility") with a new senior credit facility (the "Senior Credit Facility"), extending debt maturities and increasing our revolving debt capacity, which increased our liquidity. Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding including additional bank financing and debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures, and payment of dividends over the next 12 months. Capital expenditures for 2016 are expected to be approximately $215,000.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
At December 31, 2015, we had actual total indebtedness of $1,490,000, and a $1,000,000 revolving credit facility provided for the potential of additional borrowings up to $853,523 reduced for outstanding letters of credit of $146,477. There were no outstanding borrowings under the revolving credit facility at December 31, 2015.
Our indebtedness consisted of the following:

	December 31, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$790,000	$—
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Carrying amount of long-term debt	1,490,000	1,588,501
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,450,000	$1,528,504
See Note 9 "Long-term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
Senior Credit Facility
In September 2015, we refinanced our Former Senior Credit Facility with the Senior Credit Facility, which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due on September 29, 2020. Substantially all of our tangible and intangible assets and certain of our domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on our total leverage ratio. Based on our current total leverage ratio, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.06% at December 31, 2015. We pay a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on our current total leverage ratio, this current fee is 0.2%. At December 31, 2015, we had no borrowings outstanding under the Revolving Credit Facility and had outstanding letters of credit of $146,477, which reduced amounts available on the Revolving Credit Facility to $853,523.

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
5.50% Notes
In September 2015, we issued $400,000 aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature in 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. We have the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, we may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, we may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.50% of their principal amount plus accrued and unpaid interest to the date of redemption.
Former Senior Credit Facility
In September 2015, we refinanced and paid off our Former Credit Facility which was comprised of a term loan of $1,160,000,000, a term loan of $250,000,000 and a $700,000,000 revolving credit facility, all of which were to mature from 2018 to 2020.
Rank and Guarantees
The 5.50% Notes and the 5.25% Notes are our general unsecured and unsubordinated obligations and rank equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of our existing and future subordinated indebtedness and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.25% Notes and the 5.50% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by the Registrant, Orbital ATK, Inc. which has no independent operations or material assets.
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

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at December 31, 2015	2.47	9.22
_________________________________________

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
Our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants and to meet and maintain the requisite financial ratios may be affected by events beyond our control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.
At December 31, 2015, we were in compliance with the covenants in all of our debt agreements.
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, our Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. On October 29, 2015, our Board of Directors further increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares and extended the repurchase period to December 31, 2016. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 1,008,445 shares for $75,795 during the 2015 transition period.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
We repurchased 609,922 shares for $52,130 during fiscal 2014 under the then-existing share repurchase program.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. At December 31, 2015, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2015:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations - by payment period:
Long-term debt	$1,490,000	$40,000	$80,000	$670,000	$700,000
Interest on debt (1)	337,080	53,734	104,751	96,845	81,750
Operating leases	369,830	76,178	124,219	103,705	65,728
Environmental remediation costs, net	23,588	2,484	580	4,196	16,328
Pension and other postretirement plan contributions	556,800	53,900	224,200	150,300	128,400
Total contractual obligations, net	$2,777,298	$226,296	$533,750	$1,025,046	$992,206
Other commercial commitments - by expiration period:
Letters of credit	$146,477	$63,830	$37,719	$9,323	$35,605
_________________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2015. Variable rate debt was 53% of our total debt at December 31, 2015.
The total liability for uncertain tax positions at December 31, 2015 was $91,242 (see Note 11), $3,015 of which could be paid within 12 months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent uncertain tax position obligations.

Pension plan contributions are an estimate of our minimum funding requirements through 2025 to provide pension benefits for employees based on expected actuarial estimated service accruals through 2025 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, and regulations. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.
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
Putative class action and derivative lawsuits challenging the merger of Orbital and our company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, our company and Orbital’s directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation (the “Consolidated Lawsuit”).  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger and alleged that we aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter. Pursuant to the terms of the MOU, we and Orbital made additional information available to Orbital's stockholders in connection with the Merger vote. On February 2, 2016, the case was dismissed.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.70% and 0.50% at December 31, 2015 and March 31, 2015, respectively. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	December 31, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(41,824)	$18,236	$(51,749)	$26,506
Unamortized discount	1,718	(568)	1,624	(750)
Present value amounts (payable) receivable	$(40,106)	$17,668	$(50,125)	$25,756
At December 31, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $40,106 to $78,920.
We expect that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of our acquisition of the Hercules Aerospace Company in fiscal 1995, we generally assumed responsibility for environmental compliance at the facilities acquired from Hercules (the "Hercules Facilities"). We believe that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If we were unable to recover those environmental remediation costs under these contracts, we believe these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify us for environmental conditions relating to releases or hazardous waste activities occurring prior to our purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify us for any individual claims below $50. Hercules is obligated to indemnify us for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. We are not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with our agreement with Hercules, we notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•
We generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. We expect that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts, In accordance with our agreement with Alcoa, we notified Alcoa of all known environmental remediation issues at January 30, 2004. Of these known issues, we are responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, we and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and we are responsible for any payments in excess of $34,000. At this time, we believe that costs not recovered through U.S. Government contracts will be immaterial.

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
The following table summarizes the estimated payments for the aggregate undiscounted environmental remediation costs, net of expected recoveries:

2016	$2,484
2017	297
2018	283
2019	2,354
2020	1,842
Thereafter	16,328
Total	$23,588
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
Factors that could significantly change the estimates described in this section on environmental liabilities include:

•	the adoption, implementation, and interpretation of new laws, regulations, or cleanup standards,

•	advances in technologies,

•	outcomes of negotiations or litigation with regulatory authorities and other parties,

•	additional information about the ultimate remedy selected at new and existing sites,

•	adjustment of our share of the cost of such remedies,

•	changes in the extent and type of site utilization,

•	the discovery of new contamination,

•	the number of parties found liable at each site and their ability to pay,

•	more current estimates of liabilities for these contingencies, or

•	liabilities associated with resource restoration as a result of contamination from past practices.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure primarily relates to changes in interest rates, foreign currency exchange rates and certain commodity prices. To mitigate the risks from interest rate exposure, we occasionally enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We also use derivatives to hedge foreign currency exchange rates and commodity price risks but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding financial instruments is contained in Notes 1 and 3 to the consolidated financial statements.
Currently, our primary interest rate exposures relate to variable rate debt. We measure market risk related to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows, and earnings based on a hypothetical change (increase and decrease) in interest rates. We use current market rates on our debt portfolio to perform the sensitivity analysis. The potential change in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential change in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on our analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or our results of operations or cash flows.
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
Significant increases in commodities prices can negatively impact operating results with respect to our firm fixed-price contract to supply the DoD's small-caliber ammunition needs and our sales within commercial ammunition. Accordingly, we have entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the seven-year contract with the U.S. Army by the terms within that contract, which is expected to continue through 2019. We have entered into futures contracts and purchase orders for the current expected production requirements for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, Defense Systems Group's operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.
In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of comprehensive income (loss), of equity, and of cash flows for the nine months then ended present fairly, in all material respects, the financial position of Orbital ATK, Inc. and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment, as the Company did not establish and maintain accounting policies and procedures related to complex transactions, (ii) not maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience, and training, (iii) not designing and maintaining appropriate controls to ensure completeness and accuracy of purchase accounting, specifically related to the percentage of completion used to recognize revenue, and (iv) not maintaining controls over the integration of accounting operations of combined businesses including the preparation, analysis and review of accounts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.:
We have audited the accompanying consolidated balance sheets of Orbital ATK, Inc. and subsidiaries (the "Company") at March 31, 2015, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orbital ATK, Inc. and subsidiaries at March 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 29, 2015

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended	Years Ended
(Amounts in thousands except per share data)	December 31, 2015	March 31, 2015	March 31, 2014

Sales	$3,399,089	$3,173,967	$2,925,237
Cost of sales	2,729,898	2,469,865	2,277,939
Gross profit	669,191	704,102	647,298
Operating expenses:
Research and development	83,209	49,349	48,536
Selling	88,177	89,941	87,554
General and administrative	225,418	298,559	209,251
Goodwill impairment	—	34,300	—
Gain on settlement	50,000	—	—
Income from continuing operations, before interest, income taxes and noncontrolling interest	322,387	231,953	301,957
Interest expense, net	(57,163)	(88,676)	(79,792)
Loss on extinguishment of debt	—	(26,626)	—
Income from continuing operations, before income taxes and noncontrolling interest	265,224	116,651	222,165
Income taxes	83,659	39,117	62,542
Income from continuing operations, before noncontrolling interest	181,565	77,534	159,623
Less net income attributable to noncontrolling interest	143	99	171
Income from continuing operations of Orbital ATK, Inc.	181,422	77,435	159,452
Discontinued operations:
Income from discontinued operations, before income taxes	—	205,463	288,349
Income taxes	(1,008)	80,414	106,886
Income from discontinued operations	1,008	125,049	181,463
Net income attributable to Orbital ATK, Inc.	$182,430	$202,484	$340,915

Basic earnings per common share from:
Continuing operations	$3.06	$2.18	$5.03
Discontinued operations	0.02	3.53	5.73
Net income attributable to Orbital ATK, Inc.	$3.07	$5.71	$10.76
Weighted-average number of common shares outstanding	59,358	35,469	31,671
Diluted earnings per common share from:
Continuing operations	$3.03	$2.14	$4.87
Discontinued operations	0.02	3.46	5.55
Net income attributable to Orbital ATK, Inc.	$3.04	$5.60	$10.42
Weighted-average number of diluted common shares outstanding	59,915	36,140	32,723
Cash dividends paid per common share	$0.78	$1.28	$1.10
Comprehensive income:
Net income attributable to: Orbital ATK, Inc. and noncontrolling interest (from above)	$182,573	$202,583	$341,086
Other comprehensive income (loss), net of tax (expense) benefit:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income, net of taxes of $8,073, $11,740 and $11,240, respectively	(13,004)	(18,906)	(18,125)
Net actuarial loss for pension and postretirement benefit plans recorded to net income, net of taxes of $(43,887), $(8,186) and $(56,791), respectively	70,550	13,841	91,387
Valuation adjustment for pension and postretirement benefit plans, net of taxes of $(2,924), $139,583, and $(48,772), respectively	4,805	(224,389)	78,522
Change in fair value of derivatives, net of taxes of $624, $(1,866) and $1,771, respectively	(986)	2,949	(2,830)
Other, net of taxes of $(231), $(151) and $(29), respectively	376	238	46
Change in cumulative translation adjustment, net of taxes of $0, $0 and $942, respectively	—	(36,796)	(1,505)
Total other comprehensive income (loss)	61,741	(263,063)	147,495
Comprehensive income (loss)	244,314	(60,480)	488,581
Less comprehensive income attributable to noncontrolling interest	143	99	171
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$244,171	$(60,579)	$488,410
Note: earnings per share amounts may not recalculate due to rounding.
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$104,032	$139,253
Net receivables	1,784,434	1,793,556
Net inventories	211,712	196,114
Income taxes receivable	50,769	31,415
Deferred income taxes	—	107,484
Other current assets	89,495	121,084
Total current assets	2,240,442	2,388,906
Net property, plant, and equipment	806,187	807,057
Goodwill	1,832,066	1,875,269
Net intangibles	147,156	165,207
Deferred income taxes	209,861	140,321
Other noncurrent assets	117,844	127,642
Total assets	$5,353,556	$5,504,402
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$59,997
Accounts payable	129,312	158,137
Contract-related liabilities	340,888	357,296
Contract advances and allowances	172,046	173,198
Accrued compensation	125,278	135,528
Other current liabilities	159,455	212,628
Total current liabilities	966,979	1,096,784
Long-term debt	1,450,000	1,528,504
Postretirement and postemployment benefits	59,202	74,658
Pension	761,632	851,001
Other noncurrent liabilities	167,798	165,795
Total liabilities	3,405,611	3,716,742
Commitments and contingencies (Notes 10, 12 and 13)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,729,995 shares held December 31, 2015 and 59,427,942 shares at March 31, 2015	587	594
Additional paid-in-capital	2,187,940	2,182,814
Retained earnings	1,305,550	1,160,272
Accumulated other comprehensive loss	(785,908)	(847,648)
Common stock in treasury, at cost— 10,205,029 shares held at December 31, 2015 and 9,507,082 shares held at March 31, 2015	(771,029)	(719,034)
Total Orbital ATK, Inc. stockholders' equity	1,937,140	1,776,998
Noncontrolling interest	10,805	10,662
Total equity	1,947,945	1,787,660
Total liabilities and equity	$5,353,556	$5,504,402
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Years Ended
(Amounts in thousands)	December 31, 2015	March 31, 2015	March 31, 2014
Operating Activities
Continuing operations:
Net income	$182,573	$202,583	$341,086
Net income from discontinued operations	(1,008)	(125,049)	(181,463)
Income from continuing operations	181,565	77,534	159,623
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	90,507	75,764	69,192
Amortization of intangible assets	33,371	9,263	3,112
Amortization of debt discount	—	3,212	7,364
Amortization and write-off of deferred financing costs	12,666	5,157	10,222
Goodwill impairment	—	34,300	—
Loss on the extinguishment of debt	—	26,626	—
Deferred income taxes	51,295	(6,119)	6,828
Loss on disposal of property	11,197	2,114	594
Share-based plans expense	19,589	25,325	12,701
Excess tax benefits from share-based plans	(4,997)	(7,004)	(833)
Changes in assets and liabilities:
Net receivables	5,122	(55,243)	5,533
Net inventories	(15,598)	13,570	(63,437)
Accounts payable	(29,276)	55,710	(71,314)
Contract advances and allowances	(1,152)	27,123	(39,465)
Accrued compensation	(10,243)	(39,950)	(16,362)
Contract-related liabilities	(16,408)	93,298	(13,725)
Pension and other postretirement benefits	(3,736)	(41,569)	70,750
Other assets and liabilities	(20,500)	(108,256)	21,178
Cash provided by operating activities of continuing operations	303,402	190,855	161,961
Cash provided by operating activities of discontinued operations	—	120,476	226,060
Cash provided by operating activities	303,402	311,331	388,021
Investing Activities
Continuing operations:
Capital expenditures	(104,634)	(112,704)	(105,730)
Cash acquired in Merger with Orbital	—	253,734	—
Cash dividend (refunded to) received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	(6,500)	188,878	—
Proceeds from the disposition of property plant and equipment	40	2,290	5,488
Cash provided by (used for) investing activities of continuing operations	(111,094)	332,198	(100,242)
Cash used for investing activities of discontinued operations	—	(30,585)	(1,341,747)
Cash provided by (used for) investing activities	(111,094)	301,613	(1,441,989)
Financing Activities
Continuing operations:
Credit facility borrowings	1,040,000	798,000	280,000
Credit facility payments	(1,040,000)	(798,000)	(280,000)
Payments made on bank debt	(24,999)	(58,249)	(38,263)
Payments made to extinguish debt	(1,273,502)	(777,220)	(510,000)
Proceeds from issuance of long-term debt	1,200,000	150,000	1,560,000
Payments made for debt issue costs	(10,262)	(1,008)	(21,641)
Purchase of treasury shares	(81,344)	(16,788)	(53,270)
Dividends paid	(46,103)	(41,056)	(35,134)

Proceeds from employee stock compensation plans	3,684	—	729
Excess tax benefits from share-based plans	4,997	7,004	833
Cash provided by (used for) financing activities of continuing operations	(227,529)	(737,317)	903,254
Effect of foreign currency exchange rate fluctuations on cash	—	(3,006)	58
Decrease in cash and cash equivalents	(35,221)	(127,379)	(150,656)
Cash and cash equivalents at beginning of period	139,253	266,632	417,288
Cash and cash equivalents at end of period	$104,032	$139,253	$266,632

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$40,900	$77,630	$54,426
Cash paid for income taxes, net	26,458	143,108	136,295
Noncash financing activity:
Issuance of shares for noncash assets and liabilities of Orbital	$—	$1,504,243	$—
Noncash investing activity:
Capital expenditures included in accounts payable of continuing operations	$4,515	$2,567	$8,645
   See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands except share data)	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, March 31, 2013	32,318,295	$323	$534,137	$2,483,483	$(828,304)	$(687,470)	$10,392	$1,512,561
Comprehensive income	—	—	—	340,915	147,495	—	171	488,581
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	116,533	—	(9,517)	—	—	9,517	—	—
Share-based compensation	—	—	12,701	—	—	—	—	12,701
Treasury stock purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Performance shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share based plans and other	—	—	94	—	—	—	—	94
Dividends	—	—	—	(35,134)	—	—	—	(35,134)
Employee benefit plans and other	(29,575)	(5)	708	—	—	(4,561)	—	(3,858)
Balance, March 31, 2014	31,842,642	318	534,015	2,789,264	(680,809)	(731,213)	10,563	1,922,138
Comprehensive income (loss)	—	—	—	202,484	(263,063)	—	99	(60,480)
Restricted stock grants	128,316	—	(10,850)	—	—	10,850	—	—
Share-based compensation	—	—	25,325	—	—	—	—	25,325
Shares issued net of treasury stock withheld	150,658	—	(19,381)	—	—	8,766	—	(10,615)
Tax benefit related to share based plans and other	—	—	6,445	—	—	—	—	6,445
Dividends	—	—	—	(56,507)	—	—	—	(56,507)
Employee benefit plans and other	(73,179)	2	1,264	—	—	(7,437)	—	(6,171)
Convertible debt premium, net of tax of $43,170	20,678	—	(111,707)	—	—	—	—	(111,707)
Distribution of Sporting Group	—	—	—	(1,774,969)	96,224	—	—	(1,678,745)
Merger with Orbital	27,358,827	274	1,757,703	—	—	—	—	1,757,977
Balance, March 31, 2015	59,427,942	594	2,182,814	1,160,272	(847,648)	(719,034)	10,662	1,787,660
Comprehensive income	—	—	—	182,430	61,741	—	143	244,314
Exercise of stock options	121,477	—	(5,502)	—	—	9,186	—	3,684
Restricted stock grants	67,529	—	(6,510)	—	—	6,510	—	—
Share-based compensation	—	—	19,589	—	—	—	—	19,589
Treasury stock purchased	(1,008,445)	—	—	—	—	(75,795)	—	(75,795)
Shares issued net of treasury stock withheld	125,717	—	(15,127)	—	—	9,904	—	(5,223)
Tax benefit related to share based plans and other	—	—	11,188	—	—	—	—	11,188
Distribution of Sporting Group	—	—	—	(6,500)	—	—	—	(6,500)
Dividends	—	—	—	(30,652)	—	—	—	(30,652)
Employee benefit plans and other	(4,225)	(7)	1,486	—	—	(1,799)	—	(320)
Balance, December 31, 2015	58,729,995	$587	$2,187,938	$1,305,550	$(785,907)	$(771,028)	$10,805	$1,947,945
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations.  Orbital ATK, Inc. (the "Company") is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations and prime contractors. The Company is headquartered in Dulles, Virginia and has operating locations throughout the United States. The Company was incorporated in Delaware in 1990.
On February 9, 2015, the Company completed a tax-free spin-off of and distribution of its former Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). These transactions are discussed in greater detail in Note 4. Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital are included in the Company's consolidated financial statements since the date of the Merger.
Basis of Presentation.  The consolidated financial statements of the Company include all majority-owned affiliates. Intercompany transactions and accounts have been eliminated. The business formerly comprising Sporting Group is presented as discontinued operations - See Note 4.
Fiscal Year.  The Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31, beginning January 1, 2016. As a result, the current fiscal period is a nine-month transition period ended on December 31, 2015. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2015 are for a nine-month period. Audited results for the twelve months ended March 31, 2015 and 2014 are both for twelve-month periods. In addition, the Company's consolidated statements of comprehensive income (loss) and consolidated statements of cash flows include unaudited comparative amounts for the nine-month period ended December 31, 2014. All references herein to a fiscal year prior to December 31, 2015 refer to the twelve months ended March 31 of such year.
Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Revenue Recognition. The Company's sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA, and the U.S. Air Force, make independent purchasing decisions. Consequently, each agency is regarded as a separate customer.
Sales by customer were as follows:

	Percentage of Sales
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Sales to:
U.S. Army	15%	27%	33%
U.S. Navy	11	15	16
NASA	23	13	14
U.S. Air Force	4	6	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
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
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated gross margin loss is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $30,000 in the 2015 transition period, approximately $87,000 in fiscal 2015, and approximately $83,000 in fiscal 2014. The adjustments recorded during the 2015 transition period were primarily driven by higher profit expectations in the Propulsion Systems and Aerospace Structures divisions. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronic, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions. The adjustments recorded during fiscal 2014 were primarily driven by higher profit expectations in the Small Caliber Systems division and for programs in the Propulsion Systems division.
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
Sales during the 2015 transition period by revenue recognition method were as follows:

Percentage of Sales
Long-term contracts	96%
Other	4
Total	100%
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
Net inventories consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials	$86,865	$69,112
Work/contracts in process	124,315	126,038
Finished goods	532	964
Net inventories	$211,712	$196,114
Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances.
Changes in excess and obsolete inventory were as follows:

Balance, March 31, 2014	$13,257
Expense	993
Write-offs	652
Other adjustments	2,110
Balance, March 31, 2015	17,012
Expense	3,082
Other adjustments	367
Balance, December 31, 2015	$20,461
Accounting for Goodwill and Identifiable Intangible Assets.
Goodwill—The Company tests goodwill for impairment on January 1 or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
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
Identifiable Intangible Assets—The Company's primary identifiable intangible assets consist of contract backlog intangible assets recorded as part of the Orbital merger transaction, discussed in Note 4. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on January 1, or more frequently if events warrant.
Dividends Payable. On February 2, 2016, the Board of Directors declared a quarterly cash dividend of $0.30 per share. The dividend will be paid March 24, 2016 to stockholders of record at March 7, 2016.
Treasury Stock. Under the Company’s share repurchase program, the Company can repurchase common stock to be held in treasury. Treasury stock is accounted for using the cost method. Shares held in treasury may be reissued to satisfy (i) the payment of performance awards, total stockholder return performance awards ("TSR awards") awards and restricted stock units, (ii) the grant of restricted stock and (iii) the exercise of stock options. When treasury stock is reissued, the value is determined using a weighted-average basis.
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
Performance awards are valued at the fair value of the Company stock at the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The Company uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized in income over the vesting period. Restricted stock issued vests over periods ranging from 1 to 3 years and is valued based on the market value of the Company stock on the grant date. The estimated grant date fair value of stock options is recognized in income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 14 for further details.
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
Derivative Instruments and Hedging Activities.    From time to time, the Company uses derivative instruments, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities, foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency and interest rate swaps to manage interest rate risk on debt. The Company does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, the Company documents the relationship between the derivative instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. The Company assesses, both at the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

derivative's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the fair value of the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings in the same account in which the hedged item is recognized when the hedged item impacts earnings, and the cash flows from the effective portion of cash flow hedges are classified in the same section of the cash flows as the hedged item. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings, and the cash flows from the ineffective portion of cash flow hedges are classified as investing activities. The Company's current derivatives are designated as cash flow hedges. See Note 3 for further details.
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
Weighted-average shares outstanding were determined as follows:

	Nine Months Ended December 31, 2015	Years Ended
In thousands		March 31, 2015	March 31, 2014
Basic	59,358	35,469	31,671
Dilutive effect of stock-based awards	557	377	376
Dilutive effect of contingently issuable shares	—	294	676
Diluted	59,915	36,140	32,723
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	91	73	45

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Accumulated Other Comprehensive Income (Loss) ("AOCI").    Changes in AOCI, net of income taxes, were as follows:

	Nine Months Ended December 31, 2015				Year Ended March 31, 2015
	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(2,073)	$(846,645)	$1,070	$(847,648)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net decrease in fair value of derivatives	(5,654)	—	—	(5,654)	(8,097)	—	—	—	(8,097)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	4,668	—	—	4,668	11,046	—	—	—	11,046
Net losses reclassified from AOCI, due to ineffectiveness (1)	—	—	—	—	—	—	—	—	—
Net actuarial losses reclassified from AOCI (2)	—	70,550	—	70,550	—	13,841	—	—	13,841
Prior service costs reclassified from AOCI (2)	—	(13,004)	—	(13,004)	—	(18,906)	—	—	(18,906)
Valuation adjustment for pension and postretirement benefit plans (2)	—	4,805	—	4,805	—	(224,389)	—	—	(224,389)
Net change in cumulative translation adjustment	—	—	—	—	—	—	—	(36,796)	(36,796)
Other	—	—	375	375	—	—	238	—	238
Distribution of Sporting (3)	—	—	—	—	—	57,923	—	38,301	96,224
End of period unrealized gain (loss) in AOCI	$(3,059)	$(784,294)	$1,445	$(785,908)	$(2,073)	$(846,645)	$1,070	$—	$(847,648)
_________________________________________

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 10).

(3)	Amounts related to Sporting Group prior the Distribution (Note 4).
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
New Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases (Topic 842), which requires leasees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous generally accepted accounting principles in the United States ("U.S. GAAP"). The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company has elected to early adopt this requirement prospectively in the current period, and accordingly, prior periods were not retrospectively adjusted.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in purchase accounting. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This new standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has elected to early adopt this new standard as of December 31, 2015. See Note 4.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU will be effective retrospectively for the Company for interim and annual periods beginning after December 15, 2015. The adoption of this new standard is not expected to have an impact on the Company's consolidated financial statements but will impact certain disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. and in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs related to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of these new standards will impact the presentation of the net debt issuance costs included in Note 7.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which simplifies the consolidation evaluation process by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective for interim and annual periods beginning after December 15, 2015. The adoption of this new standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606) which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the Company expects to continue using the cost-to-cost percentage of completion method to recognize revenue for most of its long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now will be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The ASU changed the criteria for reporting discontinued operations to be a disposal of a component of an entity that represents a strategic shift with major effects on operations and financial results. The ASU also requires additional disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations. The Company adopted this standard for the 2015 transition period, and it did not have a material impact on the Company’s consolidated financial statements.
Other new pronouncements issued but not effective for the Company until after December 31, 2015 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.
Restatement of Quarters Ended July 5, 2015 and October 4, 2015. Presented in Note 18, "Quarterly Financial Data (Unaudited)," is the restatement of certain financial information for the quarters ended July 5, 2015 and October 4, 2015. The restated quarterly financial information did not have a material impact on the Company's consolidated financial statements for any previously filed audited period. See Note 18.
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
Fair value of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$12,065	$—
Derivatives	—	3,979	—
Liabilities:
Derivatives	—	8,353	—

	March 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Marketable securities	$—	$10,327	$—
Derivatives	—	7,823	—
Liabilities:
Derivatives	—	11,137	—
Carrying amount and fair value of financial assets and liabilities that are not measured at fair value on a recurring basis were as follows:

	December 31, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$700,000	$712,500	$300,000	$306,000
Variable rate debt	790,000	787,697	1,288,501	1,283,539
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
The Company entered into forward contracts for copper and zinc during the 2015 transition period, and the years ended March 31, 2015 and March 31, 2014. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400,000 and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and during the 2015 transition period determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2015, four of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by counterparties and does not hold or issue derivative financial instruments for trading purposes.
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
The fair value of the commodity and foreign currency forward contracts is recorded within other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive income (loss) in the financial statements. The gains or losses on the commodity forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold or customer cash receipts are received.
Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows:

(Amounts in thousands of pounds)	December 31, 2015	March 31, 2015
Copper	7,750	16,475
Zinc	1,750	4,840
At December 31, 2015, the Company had three outstanding interest rate swap contracts with notional amounts of $100,000 each with maturity dates in August 2016, 2017 and 2018, as well as two interest rate swap contracts with notional amounts of $50,000 each with maturity dates in November 2016 and 2017 as follows (See Note 9 for additional information):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(200)	0.87%	0.42%	August 2016
Non-amortizing swap	100,000	(668)	1.29%	0.42%	August 2017
Non-amortizing swap	100,000	(1,441)	1.69%	0.42%	August 2018
Non-amortizing swap	50,000	9	0.65%	0.42%	November 2016
Non-amortizing swap	50,000	(139)	1.10%	0.42%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

As of December 31, 2015, the Company had the following outstanding Euro currency forward contracts in place:

(Amounts in thousands)	December 31, 2015	March 31, 2015
Euros Sold	67,780	98,580
Euros Purchased	12,589	33,354
Derivative instruments designated as hedging instruments in the consolidated balance sheets were as follows:

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Commodity forward contracts	Other current assets / Other current liabilities	$—	$1,054	$4,445	$899
Commodity forward contracts	Other noncurrent assets / Other noncurrent liabilities	—	271	—	2
Foreign currency forward contracts	Other current assets / Other current liabilities	2,875	2,664	1,442	5,101
Foreign currency forward contracts	Other noncurrent assets / Other noncurrent liabilities	1,095	3,834	18	897
Interest rate swap contracts	Other current assets / Other current liabilities	9	—	—	—
Interest rate swap contracts	Other noncurrent assets / Other noncurrent liabilities	—	—	2,448	4,238
Total		$3,979	$7,823	$8,353	$11,137
Due to the nature of the Company's business, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
Derivative gains and losses in the consolidated statements of comprehensive income (loss) were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Nine months ended December 31, 2015
Commodity forward contracts	Cost of sales	$2,825	Cost of sales	$—
Interest rate swap contracts	Interest expense	(3,028)	Interest expense	—
Foreign currency forward contracts	Cost of sales	(1,768)	Cost of sales	—
Year ended March 31, 2015
Commodity forward contracts	Cost of sales	(5,515)	Cost of sales	—
Interest rate swap contracts	Interest expense	(4,020)	Interest expense	—
Foreign currency forward contracts	Cost of sales	(9,182)	Cost of sales	—
All derivatives used by the Company during the periods presented were designated as hedging instruments.
The Company expects that any unrealized losses will be realized and reported in cost of sales when the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
4. Merger and Divestiture
On February 9, 2015, the Company completed the spin-off and Distribution of its former Sporting Group to its stockholders and Merged with Orbital pursuant to a transaction agreement, dated April 28, 2014 (the "Transaction Agreement"). The Company completed the Merger with Orbital in order to create a global aerospace and defense Company with greater technical and industrial capabilities and increased financial resources. Both the Distribution and Merger were structured to be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

tax-free to U.S. stockholders for U.S. federal income tax purposes. Under the Transaction Agreement, a subsidiary of the Company merged with and into Orbital, with Orbital continuing as a wholly-owned subsidiary of the Company.
Pursuant to the Distribution, Company stockholders received 2 shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record at the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, the Sporting Group is reported as a discontinued operation for all prior periods presented. Sales from discontinued operations totaled $1,595,589, $1,781,437 and $1,849,891 in the nine months ended December 28, 2014 and the years ended March 31, 2015 and March 31, 2014, respectively.
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
Valuation of Net Assets Acquired
The following amounts represent the preliminary determination (as of the Merger date) of the fair value of identifiable assets acquired and liabilities assumed in the Merger, including adjustments made to date during the one year measurement period from the date of the Merger:

Purchase Price:
Value of common shares issued to Orbital shareholders (1)	$1,749,323
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	8,654
Total purchase price	$1,757,977

Value of assets acquired and liabilities assumed:
Cash	$253,734
Net receivables	558,639
Net inventories	75,294
Intangibles	179,000
Property, plant and equipment	277,438
Deferred tax assets, net	62,466
Other assets	36,878
Goodwill	822,903
Accounts payable	(52,028)
Contract fair value liabilities	(130,888)
Other liabilities	(325,459)
Total purchase price	$1,757,977
_________________________________________

(1)	Equals 27.4 million Orbital ATK shares issued to Orbital shareholders multiplied by the Company's Merger-date share price of $63.94.

(2)	The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Estimated fair value for intangibles is not final and is subject to change. The final determination will be completed within the first quarter of 2016, which is the quarter in which the one year measurement period from the date of the Merger ends. Due to the significance of the Merger, the Company will use all of this measurement period to adequately analyze and assess the fair value the intangibles. This assessment includes the evaluation of the significant contractual and operational factors and assumptions associated with the fair values of the intangibles.
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
In determining the fair value of identifiable assets acquired and liabilities assumed, a review was conducted for any significant contingent assets or liabilities existing at the Merger date. There were no significant contingencies identified related to any legal or government action.
Measurement Period Adjustments
In accordance with the Company's adoption of ASU 2015-16 (see Note 1), measurement period adjustments pertaining to the Merger were recorded during the 2015 transition period and were not retroactively reclassified to prior periods. In addition, income statement amounts that would have been recorded in previous periods had the measurement period adjustments been recorded at the date of the Merger were recorded in the last quarter of the 2015 transition period. Such income statement amounts that were included in the results for the 2015 transition period totaled $16,674 recorded as additional sales, and $6,470 and $356 recorded as a reduction to cost of sales and general and administrative expenses, respectively.
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

	Year Ended March 31, 2015	Year Ended March 31, 2014
Sales	$4,229,036	$4,200,154
Income from continuing operations	162,452	167,034
Basic earnings per common share from continuing operations	$2.59	$2.83
Diluted earnings per common share from continuing operations	2.55	2.77
The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2015	Year Ended March 31, 2014
Amortization of acquired Orbital intangible assets (1)	$27,215	$31,116
Interest expense adjustment (2)	(25,678)	(19,237)
Transaction fees for advisory, legal and accounting services (3)	(37,119)	37,119
_________________________________________
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
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one transition services agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through 2017 or 2018, as applicable. The supply agreements expire in 2017 (powder) and 2018 (ammunition) and may be extended in one-to-three year increments and are priced at arms-length. Under the terms of the TSA, the Company provides various administrative services to Vista Outdoor for up to 12 months following the Distribution and tax assistance services for 18 months following the Distribution, extendable to 30 months. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the two supply agreements were $143,260 for the 2015 transition period and $18,928 for the period from the date of the Distribution to March 31, 2015. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation (see Operating Segment Information Note 16) were $170,818 for the period April 1, 2014 through February 8, 2015 and $273,246 for fiscal 2014.
5. Net Receivables
Net receivables, including amounts due under long-term contracts consisted of the following:

	December 31, 2015	March 31, 2015
Billed receivables
U.S. Government contracts	$121,756	$186,430
Commercial and other	95,766	91,601
Unbilled receivables
U.S. Government contracts	914,675	960,185
Commercial and other	653,265	560,032
Less allowance for doubtful accounts	(1,028)	(4,692)
Net receivables	$1,784,434	$1,793,556
Receivable balances are shown net of customer progress payments received of $584,325 at December 31, 2015 and $585,932 at March 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable at the balance sheet date. These amounts include expected additional billable general overhead costs and fees on flexibly priced contracts awaiting final rate negotiations.
At December 31, 2015 and March 31, 2015, the aggregate amount of contract-related unbilled receivables the Company does not expect to collect within the next 12 months was $311,600 and $298,900, respectively.
The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount the Company estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of customers’ financial condition and historical collection experience.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Changes in the allowance for doubtful accounts were as follows:

Balance, March 31, 2013	$4,801
Expense	609
Write-offs	(626)
Other adjustments	107
Balance, March 31, 2014	4,891
Expense	599
Write-offs	(17)
Other adjustments	(781)
Balance, March 31, 2015	4,692
Expense	12
Write-offs	(3,737)
Other adjustments	61
Balance, December 31, 2015	$1,028
6. Net Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of the Company's facilities, and using the straight-line method at other Company facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment is depreciated over 1 to 30 years and buildings and improvements is depreciated over 1 to 45 years. Depreciation expense was $90,507 in the 2015 transition period, $75,764 in fiscal 2015 and $69,192 in fiscal 2014.
Property, plant and equipment is reviewed for impairment when indicators of potential impairment are present. When such impairment is identified, it is recorded as a loss in that period. Maintenance and repairs are charged to expense as incurred. Major improvements that extend useful lives are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
Net property, plant and equipment consisted of the following:

	December 31, 2015	March 31, 2015
Land	$47,907	$41,597
Buildings and improvements	360,400	344,140
Machinery and equipment	1,393,137	1,312,073
Property not yet in service	26,104	58,346
Gross property, plant and equipment	1,827,548	1,756,156
Less accumulated depreciation	(1,021,361)	(949,099)
Net property, plant and equipment	$806,187	$807,057

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

7. Goodwill, Net Intangibles and Other Noncurrent Assets
Changes in goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, March 31, 2014	$530,869	$366,947	$145,647	$1,043,463
Merger	268,493	—	597,613	866,106
Impairment	—	—	(34,300)	(34,300)
Balance, March 31, 2015	$799,362	$366,947	$708,960	$1,875,269
Measurement period adjustments	123,629	—	(166,832)	(43,203)
Balance, December 31, 2015	$922,991	$366,947	$542,128	$1,832,066
The results of the Company's annual goodwill impairment test in fiscal 2015 indicated that the net book value of Space Systems Group's, Space Components division exceeded the implied fair market value. The fair value of the reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was weighted against the estimated value derived from the guideline company market approach method. This market approach method estimated the price reasonably expected to be realized from the sale of the business based on comparable companies. As the net book value of the division exceeded fair market value, the second step analysis was performed and the fair value of goodwill was determined based on the allocation of the reporting unit's assets, in a manner similar to purchase price allocation. As a result of this second step, the Company recorded an impairment of $34,300 in the fourth quarter of fiscal 2015. The impairment was primarily driven by a reduction in near-term estimated cash flows compared to the prior year forecast, resulting from, among other things, government budget constraints and increased competitive pressures in the satellite and spacecraft manufacturing market. Goodwill recorded within Space Systems Group is presented net of accumulated impairment losses totaling $142,800.
Other noncurrent assets consisted of the following:

	December 31, 2015	March 31, 2015
Gross debt issuance costs	$17,375	$22,280
Less accumulated amortization	(3,211)	(5,712)
Net debt issuance costs	14,164	16,568
Parts inventory	10,303	9,973
Environmental remediation receivable	15,145	23,771
Derivative contracts	1,105	4,105
Other noncurrent assets	77,127	73,225
Total other noncurrent assets	$117,844	$127,642
Net intangibles consisted of the following amortizing intangibles:

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Contract Backlog	$179,000	$(36,696)	$142,304	$164,000	$(6,167)	$157,833
Patented technology	11,018	(6,206)	4,812	10,700	(5,350)	5,350
Customer relationships and other	24,294	(24,254)	40	24,294	(22,270)	2,024
Net intangibles	$214,312	$(67,156)	$147,156	$198,994	$(33,787)	$165,207

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The contract backlog asset in the table above is being amortized as underlying costs are recognized under the contract. The other assets in the table above are being amortized using a straight-line method. The weighted-average remaining period of amortization of total net intangibles above is 2.9 years. Amortization expense related to these assets was $33,371 in the 2015 transition period, $9,263 in fiscal 2015 and $3,112 in fiscal 2014.
Scheduled amortization is as follows:

	Contract Backlog	Patents and Customer Relationships	Total
2016	$42,495	$1,220	$43,715
2017	41,005	1,180	42,185
2018	33,045	1,120	34,165
2019	19,184	1,072	20,256
2020	6,575	260	6,835
Total	$142,304	$4,852	$147,156
8. Other Current and Noncurrent Liabilities
Other current liabilities consisted of the following:

	December 31, 2015	March 31, 2015
Employee benefits, insurance, pension and other postretirement benefits	$62,034	$53,588
Deferred lease obligation	12,222	30,857
Product warranties	5,320	9,555
Interest	10,300	7,801
Other	69,579	110,827
Total other current liabilities	159,455	212,628
Other noncurrent liabilities consisted of the following:

	December 31, 2015	March 31, 2015
Environmental remediation	$35,100	$43,326
Income taxes	19,594	34,415
Deferred lease obligation	13,795	21,036
Management nonqualified deferred compensation plan	16,664	14,853
Other	82,645	52,165
Total other noncurrent liabilities	167,798	165,795
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Changes in product warranties were as follows:

Balance, March 31, 2014	$11,866
Payments	73
Warranties issued	414
Changes related to preexisting warranties	(2,798)
Balance, March 31, 2015	9,555
Payments	(426)
Warranties issued	147
Changes related to preexisting warranties	(3,956)
Balance, December 31, 2015	$5,320
During the 2015 transition period, the Company recorded a $54,077 reduction in Merger-related contract fair value liabilities in connection with the recognition of this amount in sales as progress toward completion was realized on certain contracts acquired in the Merger.
9. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 31, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$790,000	$—
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Carrying amount of long-term debt	1,490,000	1,588,501
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,450,000	$1,528,504
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due on September 29, 2020. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. Based on the Company's current total leverage ratio, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.06% at December 31, 2015. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this current fee is 0.2%. At December 31, 2015, the Company had no borrowings outstanding on the Revolving Credit Facility and had outstanding letters of credit of $146,477, which reduced amounts available on the Revolving Credit Facility to $853,523. As a result of this refinancing, the Company recorded a charge of $10,301, reported in net interest expense, to write off a portion of the unamortized debt issuance costs associated with the Former Senior Credit Facility. The remaining unamortized debt issuance

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

costs associated with the Former Senior Credit Facility of $3,361 are being amortized to interest expense along with $3,306 of debt issuance costs incurred related to the Senior Credit Facility over five years, the term of the Senior Credit Facility.
5.25% Notes
In fiscal 2014, the Company issued $300,000 aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices. Prior to October 1, 2016, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2016, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.25% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of $2,625 related to these notes are being amortized to interest expense over eight years, the term of the notes.
5.50% Notes
In September 2015, the Company issued $400,000 aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.50% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of $5,994 related to these notes are being amortized to interest expense over eight years, the term of the notes.
Former Senior Credit Facility
As noted above, in September 2015 the Company refinanced and paid off its former senior credit facility (the "Former Senior Credit Facility") which was comprised of a term loan of $1,160,000 (the "Former Term A Loan"), a term loan of $250,000 (the "Former Term B Loan") and a $700,000 revolving credit facility (the "Former Revolving Credit Facility"), all of which were to mature from 2018 to 2020. The Former Term A Loan and the Former Term B loan were subject to quarterly principal payments of $14,500 and $499, respectively. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries were pledged as collateral under the Former Senior Credit Facility. Borrowings under the Former Senior Credit Facility were charged interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on the Company's senior secured credit ratings. The Company paid an annual commitment fee on the unused portion of the Former Revolving Credit Facility based on its senior secured credit ratings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Loss on Extinguishment of Debt
In fiscal 2015 the Company recorded a $26,626 loss on extinguishment of debt pertaining to the redemption of its former 6.875% senior subordinated notes in connection with the Distribution and Merger.
Interest Rate Swaps
In fiscal 2014 the Company entered into floating-to-fixed interest rate swap agreements in order to hedge the Company’s forecasted interest payments on its outstanding variable rate debt, which has included the term loans associated with the Senior Credit Facility and Former Senior Credit Facility.
At December 31, 2015, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(200)	0.87%	0.42%	August 2016
Non-amortizing swap	100,000	(668)	1.29%	0.42%	August 2017
Non-amortizing swap	100,000	(1,441)	1.69%	0.42%	August 2018
Non-amortizing swap	50,000	9	0.65%	0.42%	November 2016
Non-amortizing swap	50,000	(139)	1.10%	0.42%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes and the 5.50% Notes are the Company’s general unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.25% Notes and the 5.50% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by the Company. The Company, exclusive of these guarantor subsidiaries, has no independent operations or material assets. The guarantee by any Subsidiary Guarantor of the Company's obligations in respect of the 5.25% Notes and the 5.50% Notes will be released in each of the following circumstances:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Scheduled Minimum Loan Payments
Scheduled minimum loan payments are as follows:

2016	$40,000
2017	40,000
2018	40,000
2019	40,000
2020	40,000
Thereafter	1,290,000
Total	$1,490,000
The Company's total debt (current portion of debt and long-term debt) as a percentage of total capitalization (total debt and stockholders' equity) was 43%and 47% at December 31, 2015 and March 31, 2015, respectively.
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company’s net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior secured debt limits, with a limit, when those senior secured debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of December 31, 2015, the Company was in compliance with the financial covenants.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Defined Benefit Plans
The Company's noncontributory defined benefit pension plans include the following legacy Alliant Techsystems, Inc. plans: "Alliant Techsystems, Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the “ATK Plans”). The Company acquired the following two pension plans applicable to legacy Orbital employees in connection with the Merger: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the “Orbital Plans” and together with the ATK Plans, the “Plans”). The Orbital Plans were merged into the Alliant Techsystems, Inc. Pension and Retirement Plan on December 31, 2015 and the combined plan's name was changed to the Orbital ATK, Inc. Pension and Retirement Plan.
The Company is required to reflect the funded status of the pension and PRB plans on the consolidated balance sheet. The funded status of the Plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The Company has recognized the aggregate of all overfunded plans within other noncurrent assets. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.
Previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in the consolidated balance sheet and the difference between actual amounts and estimates based on actuarial assumptions has been recognized in other comprehensive income in the period in which they occur.
The Company's measurement date for remeasuring its plan assets and benefit obligations is December 31.
Pension Plans.    The ATK Plans are qualified noncontributory defined benefit pension plans that cover substantially all legacy ATK employees hired prior to January 1, 2007. Eligible legacy ATK non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but substantially all do receive an employer contribution through a defined contribution plan, discussed below. Effective with certain collective bargaining agreements on April 1, 2016, additional union pension benefits were frozen and the new cash balance formula applicable to pay and service was implemented. As a result of this plan amendments the projected benefit obligation was reduced by $2,295 . The ATK Plan is a cash balance formula that provides each affected employee with pay credits based on the sum of that employee's age plus years of pension service at December 31 of each calendar year, plus 4% annual interest credits. Prior to July 1, 2013 (January 1, 2014 and April 1, 2016 for certain union groups), the ATK Plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. The Company funds the ATK Plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years. The Orbital Plans are frozen and no benefits are being accrued by employees. These plans currently are overfunded.
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

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Year Ended March 31, 2015	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Change in benefit obligation:
Benefit obligation at beginning of period	$3,199,221	$2,988,288	$131,620	$128,065
Service cost	14,445	23,182	1	3
Interest cost	91,044	129,236	3,378	4,803
Plan Amendments	(2,295)	—	—	—
Actuarial loss (gain) (1)	(211,581)	465,524	(13,106)	12,255
Retiree contributions	—	—	3,302	4,729
Benefits paid	(138,166)	(192,756)	(10,858)	(16,272)
Impact of Distribution	—	(223,790)	—	(1,963)
Merger with Orbital Sciences	—	9,537	—	—
Benefit obligation at end of period	2,952,668	3,199,221	114,337	131,620
Change in plan assets:
Fair value of plan assets at beginning of period	2,348,795	2,426,013	63,678	61,055
Actual return on plan assets	(94,573)	177,776	(1,716)	4,397
Retiree contributions	—	—	3,302	4,729
Employer contributions	73,844	87,150	5,644	9,769
Benefits paid	(138,166)	(192,756)	(10,858)	(16,272)
Fair value of assets at February 9, 2015, transferred to Vista Outdoor (2)	—	(163,034)	—	—
Merger with Orbital Sciences	—	13,646	—	—
Fair value of plan assets at end of period	2,189,900	2,348,795	60,050	63,678
Funded status	$(762,768)	$(850,426)	$(54,287)	$(67,942)
_________________________________________

(1)
The mortality projection scale was updated from MP-2014 to MP-2015 at December 31, 2015. This change resulted in an actuarial gain of $50,000 and $4,000 for the Pension Benefits and Other Postretirement Benefits, respectively. The mortality table assumption was changed to the RP-2014 Aggregate table (employee and annuitant) with generational projection using Scale MP-2014 at March 31, 2015 resulting in actuarial losses of $189,000 and $13,000 for the Pension Benefits and Other Postretirement Benefits, respectively.

(2)	The actual amount transferred to Vista Outdoor on February 9, 2015 was determined to be $158,514. The difference between this amount and $163,034 was treated as gain/loss on plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Pension Benefits		Other Postretirement Benefits
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Noncurrent assets	$4,264	$4,318	$—	$—
Other current liabilities	(5,400)	(3,743)	(3,381)	(3,436)
Postretirement and postemployment benefits	—	—	(50,906)	(64,506)
Pension	(761,632)	(851,001)	—	—
Net amount recognized	$(762,768)	$(850,426)	$(54,287)	$(67,942)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,407,947	$1,520,459	$15,795	$25,906
Unrecognized prior service benefits	(131,068)	(144,410)	(9,724)	(15,163)
Accumulated other comprehensive loss (income)	$1,276,879	$1,376,049	$6,071	$10,743
The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2016 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$123,195	$1,589
Amortization of prior service benefits	(20,605)	(5,162)
Total	$102,590	$(3,573)
The accumulated benefit obligation for all defined benefit pension plans was $2,952,599 at December 31, 2015 and $3,197,143 at March 31, 2015.

	December 31, 2015	March 31, 2015
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$2,952,668	$3,189,805
Accumulated benefit obligation	2,952,599	3,187,727
Fair value of plan assets	2,189,900	2,335,060

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Components of net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Components of net periodic benefit cost:
Service cost	$14,445	$23,182	$34,763	$1	$3	$9
Interest cost	91,044	129,236	130,253	3,378	4,803	5,207
Expected return on plan assets	(120,352)	(165,780)	(161,111)	(2,767)	(3,553)	(3,419)
Amortization of unrecognized net loss	112,949	118,163	145,891	1,488	1,629	2,288
Amortization of unrecognized prior service cost	(15,638)	(22,284)	(20,984)	(5,439)	(8,362)	(8,381)
Net periodic benefit cost before special termination benefits cost / curtailment	82,448	82,517	128,812	(3,339)	(5,480)	(4,296)
Special termination benefits cost / curtailment	—	2,469	—	—	—	—
Net periodic benefit cost	$82,448	$84,986	$128,812	$(3,339)	$(5,480)	$(4,296)
Amounts reported in:
Continuing operations	$82,448	$81,038	$120,812	$(3,339)	$(5,496)	$(4,340)
Discontinued operations	—	3,948	8,000	—	16	44
Net periodic benefit cost	$82,448	$84,986	$128,812	$(3,339)	$(5,480)	$(4,296)
During fiscal 2015, the Company recorded a settlement expense of $2,469 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") reduced the Company's APBO measured at December 31, 2005. One of the Company's other PRB plans is actuarially equivalent to Medicare, but the Company does not believe that the subsidies it will receive under the Act will be significant. Because the Company believes that participation levels in its other PRB plans will decline, the impact to the Company's results of operations in any period has not been and is not expected to be significant.
At the end of the 2015 transition period, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For the 2015 transition period, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Weighted-average assumptions used to determine benefit obligations at the end of each period
Discount rate	4.40%	3.90%	4.50%	3.98%	3.55%	3.95%
Rate of compensation increase:
Union	3.13%	3.66%	3.22%
Salaried	3.62	3.14	3.47

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Weighted-average assumptions used to determine net periodic benefit cost for each period
Discount rate	3.90%	4.50%	4.35%	3.55%	3.95%	3.80%
Expected long-term rate of return on plan assets	7.25	7.25	7.25	5.00	5.00	5.00
				6.25	6.25	6.25
Rate of compensation increase:
Union	3.66%	3.22%	3.23%
Salaried	3.14	3.47	3.49
In developing the expected long-term rate of return assumption, the Company considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the Company's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in the 2015 transition period for the Plans was based on an asset allocation range of 20 - 45% in equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate/real asset investments, 15 - 30% collectively in hedge fund and private equity investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from the Company's assumption, but the Company estimates its return based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In developing the expected long-term rate of return assumption for other PRB plans, the Company considers input from actuaries, historical returns and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
Assumed Health Care Cost Trend Rates Used to Measure Expected Cost of Benefits

	2016	December 31, 2015
Weighted average health care cost trend rate	6.10%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Fiscal year that the rate reaches the ultimate trend rate	2027	2027

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$286	$(253)
Effect on postretirement benefit obligation	6,888	(6,118)
Plan Assets
Pension.    Pension plan weighted-average asset allocations:

	Anticipated 2016		Actual
	Low	High	December 31, 2015	March 31, 2015
Asset Category:
Domestic equity	10%	25%	19.9%	20.7%
International equity	10	20	13.1	13.7
Fixed income	35	50	40.5	42.5
Real estate	—	10	5.0	4.8
Hedge funds/private equity	15	30	16.8	14.8
Other investments/cash	—	6	4.7	3.5
Total	100%		100%	100%
The Company has a committee which, assisted by outside consultants, evaluates the objectives and investment policies concerning its long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for the Company's qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments, real asset investments, hedge funds, private equity and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
During the 2015 transition period, the Company implemented an investment strategy derived from the asset-liability study conducted during fiscal 2013. The results of the asset-liability study reinforced the emphasis on managing the volatility of pension assets relative to pension liabilities while still achieving a competitive investment return, achieving diversification between and within various asset classes and managing other risks. In order to manage the volatility between the value of pension assets and liabilities, the Company has maintained an allocation to long-duration fixed income investments. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate. Target allocation ranges are guidelines, not limitations, and occasionally due to market conditions and other factors actual asset allocation may vary above or below a target.

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
Partnership/Joint Venture Interests:    Given the inherent illiquidity of many partnership/joint venture investments, these investments are generally valued based on unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use pricing the asset. While the valuation methodologies may differ among each entity, the method for valuing these assets is primarily net asset values; other methods may include, but are not limited to, discounted cash flow analysis and comparable trading data for similar investments.
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
Fair Value: Pension plan investments using the fair value hierarchy discussed in Note 2 at December 31, 2015 consisted of the following:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$33,271	$—	$33,271
U.S. Government securities	62,428	5,939	—	68,367
Corporate debt	—	405,898	95	405,993
Common stock	88,928	6,842	—	95,770
Partnership/joint venture interest	—	—	709,251	709,251
Other investments	156	1,940	—	2,096
Common/collective trusts	—	609,852	—	609,852
Registered investment companies	59,366	164,696	—	224,062
Value of funds in insurance company accounts	—	40,195	1,043	41,238
Total	210,878	1,268,633	710,389	2,189,900

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Pension plan investments using the fair value hierarchy discussed in Note 2 at March 31, 2015 consisted of the following:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$3,279	$—	$3,279
U.S. Government securities	158,938	11,546	—	170,484
Corporate debt	—	410,035	187	410,222
Common stock	110,932	5,289	—	116,221
Partnership/joint venture interest	—	—	746,305	746,305
Other investments	5	3,121	—	3,126
Common/collective trusts	—	743,960	—	743,960
Registered investment companies	131,251	145,649	—	276,900
Value of funds in insurance company accounts	—	42,190	1,076	43,266
Total	$401,126	$1,365,069	$747,568	$2,513,763
Fair value of assets at March 31, 2015 transferred to Vista Outdoor	$(26,324)	$(89,584)	$(49,060)	$(164,968)
Fair value of plan assets at end of year	$374,802	$1,275,485	$698,508	$2,348,795
Changes in Level 3 assets consisted of the following:

	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance, March 31, 2014	$199	$1,131	$689,073
Realized (losses) gains	—	6	38,614
Net unrealized (losses) gains	1	(2)	(5,558)
Net purchases, issuances, and settlements	(13)	(59)	24,176
Net transfers into (out of) Level 3	—	—	—
Balance, March 31, 2015	$187	$1,076	$746,305
Realized (losses) gains	1	16	24,088
Net unrealized (losses) gains	1	(7)	(37,868)
Net purchases, issuances and settlements	(94)	(42)	(23,274)
Net transfers into (out of) Level 3	—	—	—
Balance, December 31, 2015	$95	$1,043	$709,251
There was no direct ownership of the Company common stock included in plan assets at any of the periods presented.
Other Postretirement Benefits.    The Company's other PRB obligations were 52.5% and 48.4% pre-funded at December 31, 2015 and March 31, 2015, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 44% and 44.0% of the assets were held in the 401(h) account at December 31, 2015 and March 31, 2015, respectively. The remaining assets are in fixed income investments. The Company's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During the 2015 transition period, the Company contributed $72,000 directly to the ATK Plans' pension trust and $1,845 directly to retirees under its supplemental (nonqualified) executive retirement plan. The Company also contributed $5,644 to its other PRB plans. The Company is required to make contributions of $37,000 to meet its legally required minimum

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

contributions for 2016. The Company also expects to distribute approximately $5,400 directly to retirees under its supplemental executive retirement plans and to contribute approximately $7,552 to its other postretirement benefit plans in 2016.
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid in the years ending December 31. The pension benefits will be paid primarily out of the pension trust. The postretirement benefit payments are shown net of the expected subsidy for the Medicare prescription drug benefit under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which are not material to be presented separately.

	Pension Benefits	Other Postretirement Benefits
2016	$189,200	$10,547
2017	191,900	10,359
2018	195,800	10,106
2019	200,800	9,801
2020	204,400	9,482
2021 through 2025	1,043,300	41,164
Termination
In the event the Company terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.
Defined Contribution Plan
Through December 31, 2015, the Company also sponsored two defined contribution plans - the Alliant Techsystems Inc. 401(k) Plan and the Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation (the "Orbital Sciences 401(k) Plan"). Participation in these plans was available to substantially all U.S. employees. Effective January 1, 2016, the Orbital Sciences 401(k) Plan merged into the Alliant Techsystems Inc. 401(k) Plan, and the Alliant Techsystems Inc. 401(k) Plan was renamed the Orbital ATK, Inc. 401(k) Plan.
The Orbital ATK, Inc. 401(k) Plan (formerly named the Alliant Techsystems Inc. 401(k) Plan) is a 401(k) plan, with an employee stock ownership ("ESOP") feature, to which employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including a Company common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time, except for the Company common stock fund. Any dividends declared on the Company common stock can be either reinvested within the Company common stock fund or provided as a cash payment. Effective January 1, 2013 employees no longer had the option to invest in the Company common stock fund, other than for the reinvestment of dividends paid on the Company common stock in participants' accounts. Balances in the fund prior to January 1, 2013 remain in the fund unless distributed or transferred. Effective January 1, 2004, the Company matching contribution and non-elective contribution to this plan depends on a participant's years of service, pension plan participation and certain other factors. Participants may receive:

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
The Company's contributions to the plan were $41,028 in the 2015 transition period, $51,205 in fiscal 2015 and $48,379 in fiscal 2014.
At December 31, 2015, the Company had approximately 9,000 U.S. employees eligible under the plan. The Company has union-represented employees at five locations, comprising less than 20% of its total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”). One location is currently negotiating its initial CBA with the Company.  The Company’s current CBAs expire in 2016 and 2017.
The Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation, which merged with the Orbital ATK, Inc. 401(k) Plan effective January 1, 2016, was a 401(k) plan to which legacy Orbital employees could contribute up to 30% of their pay (highly compensated employees were subject to limitations). Employee contributions were invested, at the employees' direction, among a variety of investment alternatives including the Company common stock fund. Participants could transfer amounts into and out of the investment alternatives at any time, except for the Company common stock fund. Any dividends declared on the Company common stock could be reinvested within the Company common stock fund. Effective February 9, 2015, employees no longer had the option to invest in the Company common stock fund, other than for the reinvestment of dividends paid on the Company common stock in participants' accounts. Balances in the fund prior to February 9, 2015 remained in the fund unless distributed or transferred. Participants received a matching contribution of 100% of the first 5% of the participant's contributed pay. The Company could also make an annual discretionary profit sharing contribution based on the participant’s compensation. The Company's contributions to the plan were $2,778 in fiscal 2015.
11. Income Taxes
Income taxes consisted of the following:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Current:
Federal	$31,297	$42,625	$60,674
State	1,067	2,518	1,378
Deferred:
Federal	48,276	(2,599)	(3,433)
State	3,019	(3,427)	3,923
Income taxes	$83,659	$39,117	$62,542
Differences between the federal statutory rate and the Company's effective rate related to the following:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	1.6	(0.5)	1.1
Domestic manufacturing deduction	(1.7)	(6.9)	(3.2)
Goodwill impairment	—	10.3	—
Research and development tax credit	(5.3)	(2.9)	(1.7)
Change in prior year contingent tax liabilities	1.0	(3.3)	(4.4)
Nondeductible transaction costs	—	6.6	—
Other	(0.7)	(2.3)	1.2
Change in valuation allowance	1.6	(2.5)	0.2
Income tax provision	31.5%	33.5%	28.2%

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Deferred Income Taxes
Deferred income taxes arise because of temporary differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. As discussed in Note 1, as of December 31, 2015 the Company prospectively adopted a new accounting standard which requires all deferred income tax assets and liabilities to be classified as noncurrent on the balance sheet. Accordingly, net deferred income taxes are classified as noncurrent assets at December 31, 2015. Net deferred income taxes at March 31, 2015 are classified as current or noncurrent assets based upon the classification of the related assets and liabilities, or, if there is no corresponding balance on the balance sheet, the expected period of reversal, and were not retrospectively adjusted.
In December 2015, the Protecting Americans from Tax Hikes (PATH) Act was enacted to permanently reinstate the Research & Development tax credit (R&D tax credit) which had expired on December 31, 2014. The impact of this extension was included in the tax rate for the period ended December 31, 2015. In addition, we recorded additional R&D tax credit during the acquisition accounting measurement period.
Deferred income tax assets and liabilities resulting from temporary differences related to the following:

	Years Ended
	December 31, 2015	March 31, 2015
Deferred income tax assets:
Retirement benefits	$306,008	$344,674
Federal Carryforwards	35,957	10,269
Other	35,864	44,098
Other reserves	23,871	27,358
Accruals for employee benefits	41,719	46,691
Inventory	14,206	10,893
Contract method of revenue recognition	15,521	31,305
Total deferred income tax assets before valuation allowance	473,146	515,288
Valuation allowance	(13,190)	(8,836)
Total deferred income tax assets	459,956	506,452
Deferred income tax liabilities:
Intangible assets	(99,810)	(110,014)
Property, plant and equipment	(134,689)	(127,343)
Debt-related	(15,596)	(21,290)
Total deferred income tax liabilities	(250,095)	(258,647)
Net deferred income tax assets	$209,861	$247,805
The Company believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The Company's recorded valuation allowance of $13,190 at December 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
Included in the net deferred tax asset are net operating loss and credit carryovers of $30,562, net of valuation allowances, which expire in years ending from December 31, 2016 through December 31, 2036, and $8,799 that may be carried over indefinitely.
The following summarizes activity related to valuation allowances for deferred tax assets:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Beginning Balance	$8,836	$2,771	$3,849
Additions, charged to expense	4,655	84	123
Additions, due to the Merger	—	6,974	—
Deductions	(301)	(993)	(1,201)
Ending Balance	$13,190	$8,836	$2,771
The Company has significant deferred tax assets in the U.S. against which valuation allowances have been established to reduce such deferred tax assets to an amount that is more likely than not to be realized. The establishment of valuation allowances requires significant judgment and is impacted by various estimates. Both positive and negative evidence, as well as the objectivity and verifiability of that evidence, is considered in determining the appropriateness of recording a valuation allowance on deferred tax assets. While the Company believes positive evidence exists with regard to the realizability of these deferred tax assets, it is not considered sufficient to outweigh the objectively verifiable negative evidence.
Unrecognized Tax Benefits
Unrecognized tax benefits consist of the carrying value of the Company's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At December 31, 2015 and March 31, 2015, unrecognized tax benefits that have not been recognized in the financial statements amounted to $91,242 and $44,290, respectively, of which $86,999 and $40,407, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,015 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,599.
Changes in unrecognized tax benefits, excluding interest and penalties, were as follows:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Unrecognized tax benefits, beginning of period	$42,499	$32,317	$25,657
Gross increases—tax positions in prior periods	42,032	21,369	15,412
Gross decreases—tax positions in prior periods	(1,147)	(8,193)	(13,172)
Gross increases—current-period tax positions	5,837	1,571	4,573
Settlements	—	(2,786)	—
Lapse of statute of limitations	(74)	(1,779)	(153)
Unrecognized tax benefits, end of period	$89,147	$42,499	$32,317
The Company reports income tax-related interest income within income taxes. Penalties and tax-related interest expense are also reported as a component of income taxes. At December 31, 2015 and March 31, 2015, $1,787 and $1,503 of income tax-related interest and $307 and $289 of penalties were included in accrued income taxes, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2008. The IRS has completed the audits of the Company through fiscal 2012 and is currently auditing the Company's tax returns for fiscal 2013 and 2014. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
12. Commitments
The Company leases land, buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $68,839 in the 2015 transition period, $72,826 in fiscal 2015 and $67,972 in fiscal 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Scheduled operating lease payments are as follows:

2016	$76,178
2017	64,897
2018	59,322
2019	53,955
2020	49,750
Thereafter	65,728
Total	$369,830
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
On July 30, 2013, Raytheon Company filed a lawsuit against the Company in the Superior Court of the State of Arizona.  The suit concerned the Company's longstanding production of rocket motors used in Raytheon's Advanced Medium-Range Air-to-Air Missiles (AMRAAM).  Raytheon's primary allegation was that the Company breached certain of the production contracts by not delivering rocket motors.  Raytheon claimed damages in excess of $100,000. The parties settled this matter on March 27, 2015. The Company paid $25,000 to Raytheon, and the litigation was voluntarily dismissed on April 21, 2015.
On November 4, 2013, the Company filed a lawsuit against Spirit Aerosystems Inc. in the Second District Court in Farmington, Utah. In the lawsuit, the Company made various claims, including breach of contract, in relation to a contract with Spirit Aerosystems regarding the manufacture of aircraft parts. On September 18, 2015, the parties entered into a settlement agreement resolving all matters at issue in the litigation, and the case was dismissed.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At December 31, 2015 and March 31, 2015, based on progress to date on certain contracts, there is $25,042 and $42,055 included in unbilled receivables for contract claims.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.7% and 0.5% at December 31, 2015 and March 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
Environmental remediation consisted of the following:

	December 31, 2015		March 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(41,824)	$18,236	$(51,749)	$26,506
Unamortized discount	1,718	(568)	1,624	(750)
Present value amounts (payable) receivable	$(40,106)	$17,668	$(50,125)	$25,756
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the total discounted liability at December 31, 2015, $5,006 was recorded within other current liabilities and $35,100 was recorded within other long-term liabilities. Of the total discounted receivable, the Company recorded $2,523 within other current assets and $15,145 within other noncurrent assets. At December 31, 2015, the estimated discounted range of reasonably possible costs of environmental remediation was $40,106 to $78,920.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, the Company generally assumed responsibility for environmental compliance at the facilities acquired from Hercules ("the Hercules Facilities"). The Company believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If the Company were unable to recover those environmental remediation costs under these contracts, the Company believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify the Company for environmental conditions relating to releases or hazardous waste activities occurring prior to the Company's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify the Company for any individual claims below $50. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. The Company is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Hercules, the Company notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•
The Company generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. The Company expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts. In accordance with its agreement with Alcoa, the Company notified Alcoa of all known environmental remediation issues at January 30, 2004. Of these known issues, the Company is responsible for any costs not recovered through U.S. Government contracts at Thiokol Facilities up to $14,000, the Company and Alcoa have agreed to split evenly any amounts between $14,000 and $34,000, and the Company is responsible for any payments in excess of $34,000. At this time, the Company believes that costs not recovered through U.S. Government contracts will be immaterial.

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
In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. The Company entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, the Company entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). Also in fiscal 2003, the Company and Kennecott Utah Copper LLC (Kennecott) entered into a tolling agreement due the presence of perchlorate in Kennecott’s Section 21 Well Field. Both parties continue to monitor the quality of the water in the Section 21 Well Field and the Company has agreed to continue to supply bottled water to Kennecott for the areas potentially affected by the Section 21 Well Field. These agreements allow the Company time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement has been extended to September 2017. The Kennecott tolling agreement was extended in fiscal 2014 and expires in September 2018. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected areas, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this matter.
Expected aggregate undiscounted environmental remediation payments, net of expected recoveries, are as follows:

2016	$2,484
2017	297
2018	283
2019	2,354
2020	1,842
Thereafter	16,328
Total	$23,588
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
14. Stockholders' Equity
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The Company sponsors six stock-based incentive plans, including: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and two legacy Orbital plans, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan and the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan). At December 31, 2015, the Company has authorized up to 3,750,000 common shares under the ATK 2015 Stock Incentive Plan, of which 3,704,016 common shares are available to be granted. No new grants will be made out of the other five plans.
There are five types of awards outstanding under the Company's stock incentive plans: performance awards, TSR awards, restricted stock units, restricted stock and stock options. The Company issues treasury shares upon (i) the payment of performance awards, TSR awards and restricted stock units, (ii) the grant of restricted stock, and (iii) the exercise of stock options.
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding at February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. At December 31, 2015, there were 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period on March 31, 2016 and 55,677 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
At December 31, 2015, there were up to 78,900 shares reserved for performance awards for executive officers and key employees. Performance shares are valued at the fair value of the Company stock at the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

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
The weighted average fair value of TSR awards granted was $94.93 during the nine months ended December 31, 2015 and fiscal 2015. The Company used an integrated Monte Carlo simulation model to determine the fair value of these awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.
Weighted-average assumptions used in estimating the value of the TSR award were as follows:

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Risk-free rate	1.02%	1.02%
Expected volatility	22.81%	22.81%
Expected dividend yield	1.78%	1.78%
Expected award life	3	3
Restricted stock granted to non-employee directors and certain key employees totaled 86,108 shares in the 2015 transition period, 139,093 shares in fiscal 2015, and 127,425 shares in fiscal 2014. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock at the grant date.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted average fair value of options granted was $20.80, $39.81 and $35.34 during the 2015 transition period and the years ended March 31, 2015 and March 31, 2014, respectively.
Weighted-average assumptions used in estimating the value of the grants were as follows:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Risk-free rate	1.99%	1.82%	1.86%-2.07%
Expected volatility	27.91%	27.67%	25.95%-26.71%
Expected dividend yield	1.17%	0.99%	1.27%-1.58%
Expected option life	7 years	7 years	7 years
Total pre-tax stock-based compensation expense of $19,521, $25,325 and $12,701 was recognized during the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. The total income tax benefit recognized in the statement of comprehensive income for share-based compensation was $7,544, $8,761 and $4,874 during the 2015 transition period, fiscal 2015 and fiscal 2014, respectively.
The Company's stock option activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding, March 31, 2013	262,248	$61.72	2.7	$—
Granted	47,490	130.86
Exercised	(13,173)	55.32
Forfeited/expired	(26,160)	62.34
Outstanding, March 31, 2014	270,405	74.11	8.3	$68.04
Granted	73,100	72.06
Converted in conjunction with the Merger	11,225	27.45
Outstanding, March 31, 2015	354,730	41.83	7.8	$34.80
Granted	1,443	73.13
Exercised	(122,893)	30.90
Outstanding, December 31, 2015	233,280	$47.79	7.7	$41.55
Options exercisable at:
December 31, 2015	109,509	$32.43	6.6	$56.91
March 31, 2015	230,715	$64.32	7.0	$44.99
March 31, 2014	114,083	$61.63	8.0	$80.52
The total intrinsic value of options exercised was $5,963 and $295 during the 2015 transition period and fiscal 2014, respectively. There were no options exercised in fiscal 2015. Total cash received from options exercised during the 2015 transition period and fiscal 2014 was $3,684 and $729, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The Company's nonvested stock-based compensation awards activity was as follows:

	Performance Share and TSR Awards	Restricted Stock Units	Restricted Stock Awards	Combined Weighted Average Grant Date Fair Value
Nonvested, March 31, 2013	491,016	—	267,426	$65.42
Granted	113,212	—	127,451	114.65
Canceled/forfeited	(200,557)	—	(13,526)	68.65
Vested	(95,579)	—	(98,407)	66.60
Nonvested, March 31, 2014	308,092	—	282,944	83.91
Granted	161,661	—	139,094	81.88
Converted in conjunction with the Merger	—	647,436	—	71.29
Canceled/forfeited	(309,223)	—	(13,521)	87.05
Vested	—	(146,497)	(195,882)	72.50
Nonvested, March 31, 2015	160,530	500,939	212,635	77.02
Granted	2,976	—	86,108	74.88
Canceled/forfeited	(5,374)	(10,908)	(9,914)	80.88
Vested	(333)	(191,084)	(17,806)	43.87
Nonvested, December 31, 2015	157,799	298,947	271,023	75.57
At December 31, 2015, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $29,320 and is expected to be realized over a weighted average period of 2.2 years.
Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or one million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 1,008,445 shares for $75,795 in the 2015 transition period, $0 during fiscal 2015 and 609,922 shares for $52,130 during fiscal 2014.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
15. Restructuring Costs
During fiscal 2015 and the 2015 transition period, the Company executed business restructuring initiatives aimed at reducing the Company's fixed cost structure.
In May 2014, the Company consolidated a portion of its Eden Prairie, Minnesota corporate facility. In conjunction with that consolidation, the Company incurred restructuring charges in the first quarter of fiscal 2015 related primarily to the fair value of the remaining lease rentals, asset impairment charges, and costs associated with facility reconfiguration. In the fourth quarter of fiscal 2015, the Company incurred termination costs for management restructuring. Additionally, in the fourth quarter of fiscal 2015 the Company consolidated a portion of its Arlington, Virginia corporate facility, incurring charges related primarily to the fair value of the remaining lease rentals and asset impairment charges.
In the last quarter of the 2015 transition period, the Company consolidated the remaining portion of its Eden Prairie, Minnesota corporate facility and a further portion of its Arlington, Virginia corporate facility, incurring charges related primarily to the fair value of the remaining lease rentals and asset impairment charges. In addition, in the last quarter of the 2015 transition period the Company incurred termination costs for management restructuring.
The Company had no restructuring liability at March 31, 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Changes in restructuring liabilities were as follows:

	Termination Benefits	Remaining Lease Rentals	Asset Impairment	Facility Closure and Other Costs	Total
Balance, March 31, 2014	$—	$—	$—	$—	$—
Expense	9,595	11,473	3,166	1,385	25,619
Payments	(1,263)	(1,046)	—	(1,385)	(3,694)
Noncash settlements	—	—	(3,166)	—	(3,166)
Balance, March 31, 2015	8,332	10,427	—	—	18,759
Expense	3,798	13,288	6,213	—	23,299
Payments	(8,541)	(1,860)	—	—	(10,401)
Noncash settlements	—	—	(6,213)	—	(6,213)
Balance, December 31, 2015	$3,589	$21,855	$—	$—	$25,444
16. Operating Segment Information
The Company operates its business structure within three operating groups. These operating segments (“groups”) are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the company for long-term growth and improved profitability. At December 31, 2015, the Company's three operating groups were:

•
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

The Company derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. Sales to the U.S. Government and U.S. Government prime contractors were as follows:

	U.S. Government Sales	Percentage of sales
Nine months ended December 31, 2015	$2,366,628	70%
Year ended March 31, 2015	2,388,816	75%
Year ended March 31, 2014	2,465,436	84%
The CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 11% of total sales in the 2015 transition period. The Company's small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 7%, 13% and 9% of total sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. No other single contract accounted for more than 10% of the Company's sales in the 2015 transition period, fiscal 2015 or fiscal 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

No single commercial customer accounted for 10% or more of the Company's sales in the 2015 transition period, fiscal 2015, or fiscal 2014.
The Company's international sales were $764,543 in the 2015 transition period, $612,934 in fiscal 2015 and $348,297 in fiscal 2014. During the 2015 transition period, 47% of these sales were in Defense Systems Group, 35% were in Space Systems Group and 18% of these sales were in Flight Systems Group. Sales to no individual country outside the United States accounted for more than 4%, 6%, or 3% of the Company's sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. Substantially all of the Company's assets are held in the United States.
Operating results and total assets by segment were as follows:

	Nine Months Ended December 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$1,112,762	$1,327,509	$958,818	$—	$3,399,089
Intercompany	26,971	6,488	14,663	(48,122)	—
Total	1,139,733	1,333,997	973,481	(48,122)	3,399,089
Income from continuing operations, before interest, income taxes and noncontrolling interest	196,560	117,035	69,870	(61,078)	322,387
Capital expenditures	48,342	22,443	31,217	2,632	104,634
Depreciation	39,183	19,567	23,825	7,932	90,507
Amortization of intangibles	13,037	514	17,956	1,864	33,371
Total assets	2,252,031	1,346,463	1,247,546	507,516	5,353,556

	Year Ended March 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$1,065,058	$1,712,300	$396,609	$—	$3,173,967
Intercompany	29,150	178,234	16,686	(224,070)	—
Total	1,094,208	1,890,534	413,295	(224,070)	3,173,967
Income from continuing operations, before interest, income taxes and noncontrolling interest	145,753	188,963	(3,824)	(98,939)	231,953
Capital expenditures	48,861	44,243	5,718	13,882	112,704
Depreciation	34,930	23,067	11,029	6,738	75,764
Amortization of intangibles	1,232	1,864	—	6,167	9,263
Total assets	2,047,966	1,320,425	1,467,948	668,063	5,504,402

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2014
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
Sales:
External customers	$902,683	$1,667,707	$354,847	$—	$2,925,237
Intercompany	8,549	283,077	16,353	(307,979)	—
Total	911,232	1,950,784	371,200	(307,979)	2,925,237
Income from continuing operations, before interest, income taxes and noncontrolling interest	110,882	210,669	30,810	(50,404)	301,957
Capital expenditures	54,660	42,061	6,760	2,249	105,730
Depreciation	34,490	20,110	8,173	6,419	69,192
Amortization of intangibles	1,248	1,864	—	—	3,112
Total assets	1,361,544	1,209,150	285,019	567,808	3,423,521
During fiscal 2015, the Company recognized a goodwill impairment charge in Space Systems Group of $34,300. Defense Systems Group had sales to Vista Outdoor for the 2015 transition period of $143,260 and for the period from Distribution to March 31, 2015 of $18,928, in conjunction with two supply agreements. Sales to Sporting Group were previously reported as intercompany sales and eliminated in consolidation and totaled $170,818 for the period April 1, 2014 through February 8, 2015 and $273,246 for fiscal 2014.
During fiscal 2014, the Company's Defense Systems Group recorded sales and EBIT of $27,400 in the fourth quarter for a pension segment close out associated with the Radford facility contract.
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under Financial Accounting Standards and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate. The amortization expense related to purchase accounting attributed to the acquisition of Orbital is also recorded in Corporate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

17. Transition Period Comparative Data
The following table presents certain financial information for the nine months ended December 31, 2015 and 2014 respectively:

	Nine Months Ended
(Amounts in thousands except per share data)	December 31, 2015	December 28, 2014
		(unaudited)
Revenues	3,399,089	2,204,428
Gross profit	669,191	491,561
Income from continuing operations	181,422	118,143
Income from discontinued operations	1,008	108,210
Net income attributable to Orbital ATK, Inc.	182,430	226,353
Basic earnings per common share
Income from continuing operations	3.06	3.73
Income from discontinued operations	0.02	3.42
Net income attributable to Orbital ATK, Inc.	3.07	7.15
Diluted per common share
Income from continuing operations	3.03	3.64
Income from discontinued operations	0.02	3.34
Net income attributable to Orbital ATK, Inc.	3.04	6.98
Note: earnings per share amounts may not recalculate due to rounding.
18. Quarterly Financial Data (unaudited)
Restatement of Quarters Ended July 5, 2015 and October 4, 2015 (Unaudited). As discussed in Note 1, the Company restated certain financial information for the quarters ended July 5, 2015 and October 4, 2015. The restated quarterly financial information did not have a material impact on the Company's consolidated financial statements for any previously filed audited period.
The restated financial information related to the following errors: (i) Acquisition Adjustments - corrections resulting from the application of purchase accounting with respect to certain long-term contracts, which are accounted for under the percentage-of-completion method that should be based on the estimate of remaining effort on such contracts at the acquisition date instead of the inception-to-date progress of each contract.  These errors further resulted in reporting the settlement gain on the CRS1 contract as a discrete component of income from continuing operations. (ii) Accounting Review and Analysis Adjustments - corrections resulting from the reconciliation and analysis of certain accounts.
A summary of the impact of these matters on income from continuing operations, before income taxes and noncontrolling interest, by quarter is presented below:

	Increase / (Decrease) to Previously Reported Income from Continuing Operations, Before Income Taxes and Noncontrolling Interest
	Quarter Ended July 5, 2015	Quarter Ended October 4, 2015	Six Months Ended October 4, 2015
Purchase Accounting Adjustments	$(24,405)	$24,171	$(234)
Account Review and Analysis Adjustments	(7,652)	(10,011)	(17,663)
Total Adjustments	$(32,057)	$14,160	$(17,897)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The tables that follow present the effects of the restatement on the condensed consolidated statements of comprehensive income and condensed consolidated balance sheets previously filed on Form 10-Q for the quarters ended July 5, 2105 and October 4, 2015. The restated financial information did not result in a change on the statement of cash flows to the total amounts previously reported related to cash provided by (used for) operating activities, cash provided by (used for) investing activities or cash provided by (used for) financing activities for the quarter ended July 5, 2015 and six months ended October 4, 2015.
The effect of the restatement on the condensed consolidated statement of comprehensive income for the quarter ended July 5, 2015 was as follows:

	Quarter Ended July 5, 2015
	As Reported	Adjustments	As Restated
Sales	$1,129,957	$(22,723)	$1,107,234
Cost of sales	875,532	10,841	886,373
Gross profit	254,425	(33,564)	220,861
Operating expenses:
Research and development	24,664	—	24,664
Selling	32,504	—	32,504
General and administrative	71,463	(2,102)	69,361
Income from continuing operations, before interest, income taxes and noncontrolling interest	125,794	(31,462)	94,332
Net interest expense	(15,361)	(595)	(15,956)
Income from continuing operations, before income taxes and noncontrolling interest	110,433	(32,057)	78,376
Income taxes	37,563	(12,422)	25,141
Income from continuing operations, before noncontrolling interest	72,870	(19,635)	53,235
Less net income attributable to noncontrolling interest	117	—	117
Net income attributable to Orbital ATK, Inc.	$72,753	$(19,635)	$53,118

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.23	$(0.33)	$0.90
Basic shares	59,144		59,144

Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.22	$(0.33)	$0.89
Diluted shares	59,749		59,749

Comprehensive income attributable to Orbital ATK, Inc.	$91,356	$(19,635)	$71,721

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The effect of the restatement on the condensed consolidated balance sheet as of July 5, 2015 was as follows:

	July 5, 2015
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$49,595	$—	$49,595
Net receivables	1,891,338	(13,719)	1,877,619
Net inventories	182,276	—	182,276
Deferred income taxes	107,466	—	107,466
Prepaid expenses and other current assets	130,922	—	130,922
Total current assets	2,361,597	(13,719)	2,347,878
Net property, plant and equipment	802,134	(2,100)	800,034
Goodwill	1,875,269	(9,314)	1,865,955
Net intangibles	152,184	—	152,184
Deferred income taxes	129,220	3,286	132,506
Deferred charges and other noncurrent assets	122,509	—	122,509
Total assets	$5,442,913	$(21,847)	$5,421,066
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	59,997	—	$59,997
Accounts payable	168,827	—	168,827
Contract-related liabilities	314,642	(27,783)	286,859
Contract advances and allowances	178,182	—	178,182
Accrued compensation	99,458	—	99,458
Other current liabilities	167,847	15,616	183,463
Total current liabilities	988,953	(12,167)	976,786
Long-term debt	1,513,505	—	1,513,505
Postretirement and postemployment benefits	72,353	—	72,353
Pension	845,562	—	845,562
Other noncurrent liabilities	149,797	9,955	159,752
Total liabilities	3,570,170	(2,212)	3,567,958

Common stock	593	—	593
Additional paid-in-capital	2,187,768	—	2,187,768
Retained earnings	1,233,006	(19,635)	1,213,371
Accumulated other comprehensive loss	(829,045)	—	(829,045)
Common stock in treasury, at cost	(730,358)	—	(730,358)
Total Orbital ATK, Inc. stockholders' equity	1,861,964	(19,635)	1,842,329
Noncontrolling interest	10,779	—	10,779
Total equity	1,872,743	(19,635)	1,853,108
Total liabilities and equity	$5,442,913	$(21,847)	$5,421,066

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The effect of the restatement on the condensed consolidated statement of comprehensive income for the quarter and six months ended October 4, 2015 was as follows:

	Quarter Ended October 4, 2015			Six Months Ended October 4, 2015
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Sales	$1,134,886	$18,731	$1,153,617	$2,264,842	$(3,992)	$2,260,850
Cost of sales	884,734	58,408	943,142	1,760,265	69,249	1,829,514
Gross profit	250,152	(39,677)	210,475	504,577	(73,241)	431,336
Operating expenses:
Research and development	28,666	—	28,666	53,330	—	53,330
Selling	28,137	—	28,137	60,641	—	60,641
General and administrative	69,384	(4,180)	65,204	140,847	(6,282)	134,565
Gain on settlement	—	50,000	50,000	—	50,000	50,000
Income from continuing operations, before interest, income taxes and noncontrolling interest	123,965	14,503	138,468	249,759	(16,959)	232,800
Net interest expense	(24,293)	(343)	(24,636)	(39,655)	(938)	(40,593)
Income from continuing operations, before income taxes and noncontrolling interest	99,672	14,160	113,832	210,104	(17,897)	192,207
Income taxes	33,123	5,487	38,610	70,685	(6,935)	63,750
Income from continuing operations, before noncontrolling interest	66,549	8,673	75,222	139,419	(10,962)	128,457
Less net income attributable to noncontrolling interest	147	—	147	264	—	264
Net income attributable to Orbital ATK, Inc.	$66,402	$8,673	$75,075	$139,155	$(10,962)	$128,193

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.13	$0.15	$1.28	$2.36	$(0.19)	$2.17
Basic shares	58,746		58,746	58,944		58,944

Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.12	$0.15	$1.27	$2.34	$(0.18)	$2.15
Diluted shares	59,304		59,304	59,526		59,526

Comprehensive income attributable to Orbital ATK, Inc.	$81,853	$8,673	$90,526	$173,209	$(10,962)	$162,247

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The effect of the restatement on the condensed consolidated balance sheet as of October 4, 2015 was as follows:

	October 4, 2015
	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,087	$—	$65,087
Net receivables	1,882,675	15,986	1,898,661
Net inventories	175,317	—	175,317
Deferred income taxes	107,466	—	107,466
Prepaid expenses and other current assets	129,427	—	129,427
Total current assets	2,359,972	15,986	2,375,958
Net property, plant and equipment	797,524	(4,200)	793,324
Goodwill	1,875,269	(9,314)	1,865,955
Net intangibles	139,284	—	139,284
Deferred income taxes	121,319	(4,579)	116,740
Deferred charges and other noncurrent assets	117,280	—	117,280
Total assets	$5,410,648	$(2,107)	$5,408,541
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$40,000
Accounts payable	227,051	—	227,051
Contract-related liabilities	268,129	(13,274)	254,855
Contract advances and allowances	154,845	—	154,845
Accrued compensation	140,800	—	140,800
Other current liabilities	144,192	15,875	160,067
Total current liabilities	975,017	2,601	977,618
Long-term debt	1,497,000	—	1,497,000
Postretirement and postemployment benefits	70,342	—	70,342
Pension	811,459	—	811,459
Other noncurrent liabilities	150,619	6,254	156,873
Total liabilities	3,504,437	8,855	3,513,292

Common stock	589	—	589
Additional paid-in-capital	2,181,288	—	2,181,288
Retained earnings	1,284,063	(10,962)	1,273,101
Accumulated other comprehensive loss	(813,594)	—	(813,594)
Common stock in treasury, at cost	(757,061)	—	(757,061)
Total Orbital ATK, Inc. stockholders' equity	1,895,285	(10,962)	1,884,323
Noncontrolling interest	10,926	—	10,926
Total equity	1,906,211	(10,962)	1,895,249
Total liabilities and equity	$5,410,648	$(2,107)	$5,408,541

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Quarterly Financial Data (Unaudited). The following tables summarize unaudited quarterly financial data for the nine months ended December 31, 2015 and the fiscal year ended March 31, 2015:

	Nine Months Ended December 31, 2015
	Quarter Ended
	July 5	October 4	December 31
	(restated)	(restated)
Sales	$1,107,234	$1,153,617	$1,138,238
Gross profit	220,861	210,475	237,855
Income from continuing operations	53,118	75,075	53,229
Income from discontinued operations	—	—	1,008
Net income attributable to Orbital ATK, Inc.	53,118	75,075	54,237
Basic earnings per common share from: (1)
Continuing operations	$0.90	$1.28	$0.90
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.90	$1.28	$0.92
Diluted earnings per common share from: (1)
Continuing operations	$0.89	$1.27	$0.89
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.89	$1.27	$0.91
Cash dividends per common share:
Declared	$—	$0.26	$0.26
Paid	0.26	0.26	0.26

	Year Ended March 31, 2015
	Quarter Ended
	June 29	September 28	December 28	March 31
Sales	$714,360	$743,202	$746,866	$969,539
Gross profit	162,650	163,384	165,527	212,541
Income from continuing operations	31,773	41,214	45,155	(40,707)
Income from discontinued operations	53,825	53,895	492	16,837
Net income attributable to Orbital ATK, Inc.	85,598	95,109	45,647	(23,870)
Basic earnings per common share from: (1)
Continuing operations	$1.01	$1.30	$1.42	$(0.87)
Discontinued operations	1.70	1.70	0.02	0.36
Net income attributable to Orbital ATK, Inc.	$2.71	$3.00	$1.44	$(0.51)
Diluted earnings per common share from: (1)
Continuing operations	$0.96	$1.29	$1.41	$(0.87)
Discontinued operations	1.63	1.68	0.02	0.36
Net income attributable to Orbital ATK, Inc.	$2.59	$2.97	$1.43	$(0.51)
Cash dividends per common share:
Declared	$0.32	$0.32	$0.32	$0.58
Paid	0.32	0.32	0.32	0.32
_________________________________________

(1)
Quarterly earnings (loss) per common share amounts may not total to annual earnings per common share amounts because quarterly and annual earnings per share are calculated separately based on earnings and basic and diluted weighted-average common shares outstanding during the respective periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

In the fourth quarter of fiscal 2015, the Company completed the Distribution and Merger. Accordingly, the results of continuing operations include the results of Orbital from the date of the Merger. In addition, the Company recorded $34,900 of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger.
In the fourth quarter of fiscal 2015, the Company also recorded a $25,000 litigation charge pertaining to a Raytheon lawsuit settlement, a $34,300 goodwill impairment charge and a $26,626 loss on extinguishment of debt.
In the quarter ended October 4, 2015, the Company recorded a $50,000 gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract.

19. Subsequent Events

None.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses in our internal control over reporting described below.
The Chief Executive Officer and Chief Financial Officer originally concluded the Company's disclosure controls and procedures were effective for the quarterly periods ended July 5, 2015 and October 4, 2015. In light of the material weaknesses in our internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer re-evaluated their conclusions regarding the Company’s disclosure controls and procedures for the quarterly periods ended July 5, 2015 and October 4, 2015 and concluded that the Company’s disclosure controls and procedures were also not effective as of July 5, 2015 and October 4, 2015 because of the material weaknesses in our internal control over financial reporting described below that existed at that time.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2015.
Management's Report on Internal Control over Financial Reporting
The management of the Company prepared and is responsible for the consolidated financial statements and all related financial information contained in this Form 10-K. This responsibility includes establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The assessment of the effectiveness of the Company's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and concluded that, due to the material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of December 31, 2015.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the assessment process, we identified material weaknesses in our control environment related to establishing and maintaining accounting policies and procedures related to complex transactions. Additionally, we did not maintain a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
These material weaknesses in our control environment contributed to material weaknesses at the control-activity level where we did not design appropriate controls to ensure completeness and accuracy of purchase accounting. Specifically, we did not maintain controls over measurement period adjustments and controls over the calculation of acquired contracts’ percentage of completion used to recognize revenue. In addition, we did not maintain controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
These material weaknesses resulted in errors in sales, cost of sales, general and administrative expenses, net receivables, goodwill, contract-related accruals, current liabilities and retained earnings in the unaudited quarterly financial information for the quarters ended July 5, 2015 and October 4, 2015 and the six months ended October 4, 2015. These errors were corrected through restatement of those periods. Additionally, these material weaknesses could have resulted in a material misstatement of account balances or disclosures that would have resulted in a misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Our internal control over financial reporting at December 31, 2015, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Efforts to Address Material Weaknesses
We are currently evaluating the internal controls related to business combinations and certain business processes. Specific to purchase accounting, we will ensure the percent complete on contracts in prospective acquisitions will be reset to zero in accordance with the accounting literature. In addition, we plan to augment our corporate accounting and controls oversight functions with additional resources and professionals to provide increased oversight, appropriate maintenance of policies and procedures related to complex transactions, integration of accounting operations and analysis of accounts of the combined business.

/s/ David W. Thompson
President and Chief Executive Officer

/s/ Garrett E. Pierce
Chief Financial Officer
March 15, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from the Company's definitive Proxy Statement pursuant to General Instruction G(3) to Form 10-K. The Company will file its definitive Proxy Statement pursuant to Regulation 14A by April 29, 2016.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders. Information regarding the Company's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K and is incorporated by reference in this Item 10.
Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the 2016 Proxy Statement.
Information regarding the Company's code of ethics (the Company's Code of Ethics and Business Conduct), which the Company has adopted for all directors, officers and employees, is incorporated by reference from the section entitled Corporate Governance—Code of Ethics and Business Conduct in the 2016 Proxy Statement. The Company's Code of Ethics and Business Conduct is available on our website at www.orbitalatk.com by selecting Investors and then Corporate Governance.
Information regarding the Company's Audit Committee, including the Audit Committee's financial experts, is incorporated by reference from the section entitled Corporate Governance—Meetings of the Board and Board Committees—Audit Committee in the 2016 Proxy Statement.
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of the Company's named executive officers is incorporated by reference from the section entitled Executive Compensation in the December 31, 2015 Proxy Statement. Information about compensation of the Company's directors is incorporated by reference from the section entitled Director Compensation in the December 31, 2015 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the December 31, 2015 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2016 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K and is incorporated by reference in this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding transactions with related persons is incorporated by reference from the section entitled Certain Relationships and Related Transactions in the 2016 Proxy Statement.
Information about director independence is incorporated by reference from the section entitled Corporate Governance—Director Independence in the 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about principal accountant fees and services as well as related pre-approval policies and procedures is incorporated by reference from the section entitled Fees Paid to Independent Registered Public Accounting Firm in the 2016 Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Item 8 of Part II.
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

ORBITAL ATK, INC.
Date: March 15, 2016	By:	/s/ David W. Thompson
		Name:	David W. Thompson
		Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ David W. Thompson
David W. Thompson	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Garrett E. Pierce
Garrett E. Pierce	Chief Financial Officer (Principal Financial Officer)

/s/ Hollis M. Thompson
Hollis M. Thompson	Vice President, Financial Reporting (Principal Accounting Officer)

/s/ Kevin P. Chilton
Kevin P. Chilton	Director

/s/ Roxanne J. Decyk
Roxanne J. Decyk	Director

/s/ Mark W. DeYoung
Mark W. DeYoung	Director

/s/ Martin C. Faga
Martin C. Faga	Director

/s/ Lennard A. Fisk
Lennard A. Fisk	Director

/s/ Ronald R. Fogleman
Ronald R. Fogleman	Chairman of the Board

/s/ Robert M. Hanisee
Robert M. Hanisee	Director

/s/ Ronald T. Kadish
Ronald T. Kadish	Director

/s/ Tig H. Krekel
Tig H. Krekel	Director

/s/ Douglas L. Maine
Douglas L. Maine	Director

/s/ Roman Martinez IV
Roman Martinez IV	Director

/s/ Janice I. Obuchowski
Janice I. Obuchowski	Director

/s/ James G. Roche
James G. Roche	Director

/s/ Harrison H. Schmitt
Harrison H. Schmitt	Director

/s/ Scott L. Webster
Scott L. Webster	Director

ORBITAL ATK, INC.
FORM 10-K FOR THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2015
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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*	Transaction Agreement, dated at April 28, 2014 among ATK, Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences (Exhibit 2.1 to Form 8-K dated April 28, 2014).

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

4.1.1*
Indenture, dated at November 1, 2013, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated November 1, 2013).

4.1.2*
Supplemental Indenture, dated at November 1, 2013, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated November 1, 2013).

4.1.3*
Second Supplemental Indenture, dated at February 20, 2015, among the Registrant, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1.3 to the Form 10-K for the year ended March 31, 2015 (the "Fiscal 2015 Form 10-K")).

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

4.2.2*	Form of 5.50% Senior Notes due 2023 (Exhibit A to Exhibit 4.1 to Form 8-K dated September 29, 2015).

4.2.3*
Registration Rights Agreement, dated September 29, 2015, by and among the Registrant, the subsidiaries of the Registrant party thereto and Wells Fargo Securities, LLC, as representative of the several initial purchasers named therein (Exhibit 4.3 to Form 8-K dated September 29, 2015).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.1*
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

10.2*
Security and Pledge Agreement, dated as of September 29, 2015, among the Registrant, the other Obligors party thereto and Wells Fargo Bank, National Association, as Administrative Agent (Exhibit 10.2 to Form 8-K dated September 29, 2015).

10.3*	Tax Matters Agreement, dated at February 9, 2015, between the Registrant and Vista Outdoor Inc (Exhibit 10.1 to Form 8-K dated February 9, 2015).

10.4.1*
Purchase and Sale Agreement, dated at October 28, 1994, between the Registrant and Hercules Incorporated (the "Purchase Agreement"), including certain exhibits and certain schedules and a list of schedules and exhibits omitted (Exhibit 2 to Form 8-K dated October 28, 1994).

10.4.2*	Master Amendment to Purchase Agreement, dated at March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.5.1*	Environmental Agreement, dated at October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).

10.5.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).

10.6*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.5 to the Fiscal 2015 Form 10-K).

10.7*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on pages 22-23 of Schedule 14A filed on June 24, 2015).

10.8*#	Non-Employee Director Stock Program under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.4 to Form 10-Q for the quarter ended October 4, 2015).

10.9.1*#
Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated October 29, 2007).

10.9.2*#
Amendment No. 1 (effective July 31, 2013) to Non-Employee Director Restricted Stock Award and Stock Deferral Program (as amended and restated October 30, 2007) Under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2013).

10.10*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated at October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.12*#	Description of compensation arrangement for Blake E. Larson, the Registrant's Chief Operating Officer, (Item 5.02 of Form 8-K dated September 11, 2014).

10.13*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).

10.14.1*#	Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-206123 filed August 6, 2015).

10.14.2#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14.3#	Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2016.

10.14.4#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

10.15.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

10.15.2*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the years ended March 31, 2012 and March 31, 2013 (Exhibit 10.13.3 to the Form 10-K for the year ended March 31, 2012).

10.15.3*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2014 (Exhibit 10.12.4 to the Form 10-K for the year ended March 31, 2014 (the "Fiscal 2014 Form 10-K")).

10.15.4*#	Amendment to ATK Non-Qualified Stock Option Award Agreement (applicable to options outstanding at February 9, 2015) (Exhibit 10.13.5 to the Fiscal 2015 Form 10-K).

10.15.5*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2015 (Exhibit 10.13.6 to the Fiscal 2015 Form 10-K).

10.15.6*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2014-2016 Performance Period (Exhibit 10.12.7 to the Form 10-K for the year ended March 31, 2013).

10.15.7*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period (Exhibit 10.12.8 to the Fiscal 2014 Form 10-K).

10.15.8*#	Amendment to ATK Performance Growth Award Agreement (for certain corporate officers remaining with Orbital ATK, Inc.) (Exhibit 10.13.9 to the Fiscal 2015 Form 10-K).

10.15.9*#	Amendment to ATK Performance Growth Award Agreement (for Michael A. Kahn and Blake E. Larson) (Exhibit 10.13.10 to the Fiscal 2015 Form 10-K).

10.15.10*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the three-fiscal-year period beginning April 1, 2015 (Exhibit 10.13.11 to the Fiscal 2015 Form 10-K).

10.15.11*#	Form of Restricted Stock Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan (Exhibit 10.1 to Form 8-K dated January 30, 2012).

10.15.12*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2014 (Exhibit 10.12.11 to the Fiscal 2014 Form 10-K).

10.15.13*#	Amendment to ATK Restricted Stock Award Agreement (for restricted stock awards outstanding as of February 9, 2015) (Exhibit 10.13.14 to the Fiscal 2015 Form 10-K).

10.15.14*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2015 (Exhibit 10.13.15 to the Fiscal 2015 Form 10-K).

10.16.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

10.16.2*#
Amendment No. 1 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective May 8, 2001 (Exhibit 10.7.2 to the Form 10-K for the year ended March 31, 2002 (the "Fiscal 2002 Form 10-K")).

10.16.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.16.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.16.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.17.1#	Orbital ATK, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated February 16, 2016.

10.17.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.18*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.19*#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective February 9, 2015 (Exhibit 10.17 to the Fiscal 2015 Form 10-K).

10.20.1*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.20.2*#
First Amendment, effective at February 9, 2015, to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.18.2 to the Fiscal 2015 Form 10-K).

10.21#	Orbital ATK, Inc. Income Security Plan Effective May 5, 2015.

10.22*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

10.23.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998).

10.23.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.24*#	Executive Severance Agreement, dated November 30, 2007, between Orbital Sciences Corporation and Garrett E. Pierce (Exhibit 10.5 to Form 8-K dated February 9, 2015).

10.25.1*#
Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 dated February 9, 2015).

10.25.2*#
2012 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 10.22.2 to the Fiscal 2015 Form 10-K).

10.25.3*#
2014 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 10.22.3 to the Fiscal 2015 Form 10-K).

10.26.1*#
Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, assumed by the Registrant in the Merger (Exhibit 10.13 to Orbital Sciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).

10.26.2#	Amendment Number One to the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, effective January 1, 2011.
12	Computation of Ratio of Earnings to Fixed Charges.

14*
The Registrant's Code of Ethics and Business Conduct is available on the Corporate Governance page of the Registrant's website at http://phx.corporate-ir.net/phoenix.zhtml?c=81036&p=irol-govHighlights by selecting the Code of Conduct link.

21	Subsidiaries of the Registrant as of December 31, 2015.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.