Form 10-Q
period 2016-04-03
ORBITAL ATK, INC.
filed 2016-05-09
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 2, 2016, there were 58,557,150 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended
(Amounts in thousands except per share data)	April 3, 2016	March 31, 2015
Sales	$1,064,954	$969,539
Cost of sales	842,695	756,998
Gross profit	222,259	212,541
Operating expenses:
Research and development	19,779	25,368
Selling	27,048	20,908
General and administrative	59,529	133,057
Goodwill impairment	—	34,300
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	115,903	(1,092)
Net interest expense	(20,691)	(20,579)
Loss on extinguishment of debt	—	(26,626)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	95,212	(48,297)
Income taxes	25,367	(7,398)
Income (loss) from continuing operations, before noncontrolling interest	69,845	(40,899)
Less net income (loss) attributable to noncontrolling interest	9	(192)
Income (loss) from continuing operations of Orbital ATK, Inc.	69,836	(40,707)
Discontinued operations:
Income from discontinued operations, before income taxes	—	17,505
Income taxes	—	668
Income from discontinued operations	—	16,837
Net income (loss) attributable to Orbital ATK, Inc.	$69,836	$(23,870)

Basic earnings per common share from:
Continuing operations	$1.20	$(0.87)
Discontinued operations	—	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$1.20	$(0.51)
Weighted-average number of common shares outstanding	58,298	46,465
Diluted earnings per common share from:
Continuing operations	$1.19	$(0.87)
Discontinued operations	—	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$1.19	$(0.51)
Weighted-average number of diluted common shares outstanding	58,881	46,928

Comprehensive income:
Net income (loss) attributable to Orbital ATK, Inc. and noncontrolling interest (from above)	$69,845	$(24,062)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,470 and $2,876, respectively	(3,972)	(4,621)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(11,944) and $26,561, respectively	19,232	(42,078)
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0 and $139,583, respectively	—	(224,389)
Change in fair value of derivatives, net of tax (expense) benefit of $129 and $(981), respectively	(204)	1,535
Other, net of tax (expense) benefit of $(565) and $21, respectively	1,064	(38)
Change in cumulative translation adjustment, net of tax expense of $0 and $(9,650) respectively	—	(21,381)
Total other comprehensive income (loss)	16,120	(290,972)
Comprehensive income (loss)	85,965	(315,034)
Less comprehensive (loss) income attributable to noncontrolling interest	9	(192)
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$85,956	$(314,842)
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	April 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$73,524	$104,032
Net receivables	1,972,333	1,784,434
Net inventories	233,721	211,712
Other current assets	128,558	140,264
Total current assets	2,408,136	2,240,442
Net property, plant and equipment	797,027	806,187
Goodwill	1,835,711	1,832,066
Other noncurrent assets	428,169	460,697
Total assets	$5,469,043	$5,339,392
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$40,000
Accounts payable	171,456	129,312
Accrued compensation	111,705	125,278
Other current liabilities	631,037	672,389
Total current liabilities	954,198	966,979
Long-term debt	1,551,481	1,435,836
Pension and other postretirement benefits	801,327	820,834
Other noncurrent liabilities	171,775	167,798
Total liabilities	3,478,781	3,391,447
Commitments and contingencies (Notes 12 and 15)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,607,941 shares at April 3, 2016 and 58,729,995 shares at December 31, 2015	586	587
Additional paid-in-capital	2,173,657	2,187,940
Retained earnings	1,357,799	1,305,550
Accumulated other comprehensive loss	(769,788)	(785,908)
Common stock in treasury, at cost—10,327,083 shares held at April 3, 2016 and 10,205,029 shares held at December 31, 2015	(782,805)	(771,029)
Total Orbital ATK, Inc. stockholders' equity	1,979,449	1,937,140
Noncontrolling interest	10,813	10,805
Total equity	1,990,262	1,947,945
Total liabilities and equity	$5,469,043	$5,339,392
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters Ended
(Amounts in thousands)	April 3, 2016	March 31, 2015
Operating Activities
Continuing operations:
Net income (loss)	$69,845	$(24,062)
Net income from discontinued operations	—	(16,837)
Income (loss) from continuing operations	69,845	(40,899)
Adjustments to reconcile income from continuing operations to cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	40,866	28,485
Amortization and write-off of deferred financing costs	644	1,270
Deferred income taxes	3,264	(40,205)
Goodwill impairment	—	34,300
Loss on the extinguishment of debt	—	26,626
Share-based plans expense	4,747	13,320
Other	194	774
Changes in assets and liabilities:
Net receivables	(187,899)	113,384
Net inventories	(22,009)	15,847
Accounts payable	43,134	(31,869)
Accrued compensation	(13,571)	(16,917)
Pension and other postretirement benefits	6,865	(15,610)
Other assets and liabilities	(21,151)	57,898
Cash provided by (used for) operating activities of continuing operations	(75,071)	146,404
Cash provided by (used for) operating activities of discontinued operations	—	10,741
Cash provided by (used for) operating activities	(75,071)	157,145
Investing Activities
Continuing operations:
Capital expenditures	(22,573)	(51,343)
Cash acquired in Merger with Orbital	—	253,734
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	188,878
Other	—	132
Cash provided by (used for) investing activities of continuing operations	(22,573)	391,401
Cash provided by (used for) investing activities of discontinued operations	—	49
Cash provided by (used for) investing activities	(22,573)	391,450
Financing Activities
Borrowings on revolving credit facilities	290,000	163,000
Payments on revolving credit facilities	(165,000)	(263,000)
Payments made on bank debt	(10,000)	(29,999)
Payments made to extinguish debt	—	(372,758)
Purchase of treasury shares	(30,754)	(7,787)
Dividends paid	(17,590)	(10,399)
Proceeds from employee stock compensation plans	480	—
Tax benefits from share-based plans	—	21
Cash provided by (used for) financing activities	67,136	(520,922)
Effect of foreign exchange rate fluctuations on cash	—	(1,340)
Decrease in cash and cash equivalents	(30,508)	26,333
Cash and cash equivalents at beginning of period	104,032	112,920

Cash and cash equivalents at end of period	$73,524	$139,253

Supplemental Cash Flow Disclosures
Cash paid for:
Interest, net	$24,605	$23,200
Income taxes, net	2,437	31,438
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$2,992	$2,567
Noncash financing and operating activity:
Issuance of shares for noncash assets and liabilities of Orbital	$—	$1,504,243
Treasury shares purchased included in accounts payable	533	—

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015. Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position as of April 3, 2016, and its results of operations and cash flows for the quarters ended April 3, 2016 and March 31, 2015.
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
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 19. The business comprising Sporting Group is presented as a discontinued operation - see Note 4.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
Fiscal Year. The Company's interim quarterly periods are based on 13-week periods and end on Sundays. The quarter ended March 31, 2015 did not end on a Sunday because it was the last quarter of the Company's fiscal year ended March 31, 2015. On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a fiscal year ending on December 31 of each year. The Company filed a Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
2. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09, Compensation--Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this ASU effective for the quarter ended April 3, 2016. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease assets and lease liabilities for those leases classified as operating leases under previous generally accepted accounting principles in the United States ("U.S. GAAP"). The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU became effective retrospectively for the Company beginning in the quarter ended April 3, 2016. The adoption of this new standard did not have an impact on the Company's consolidated financial statements but impacted certain disclosures reflected in the notes to the accompanying condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs became effective for the Company in the current quarter ended April 3, 2016. The adoption of these new standards impacted the presentation of the current and prior period debt issuance costs included in Note 11.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which simplifies the consolidation evaluation process by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective for interim and annual periods beginning after December 15, 2015. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the Company expects to continue using the cost-to-cost percentage of completion method to recognize revenue for most of its long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now will be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
Other new pronouncements issued but not effective for the Company until after April 3, 2016 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.

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
Investments in marketable securities—The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheet. The fair value of these securities is measured on a recurring basis. The fair value of these securities was $10,751 and $12,065 as of April 3, 3016 and December 31, 2015, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	April 3, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$1,685	$—
Liabilities:
Derivatives	—	6,943	—

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$3,979	$—
Liabilities:
Derivatives	—	8,353	—
The following table presents the Company's assets and liabilities that are not measured at fair value on a recurring basis. The carrying values and estimated fair values were as follows:

	April 3, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700,000	$735,250	$700,000	$712,500
Variable-rate debt	905,000	899,606	790,000	787,697
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
Pursuant to the Distribution, Company stockholders received two shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements." Sales reported as discontinued operations were $186 million in the quarter ended March 31, 2015.
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
Valuation of Net Assets Acquired
The following amounts represent the final determination (as of the Merger date) of the fair value of identifiable assets acquired and liabilities assumed in the Merger, including adjustments made to date during the one year measurement period from the date of the Merger:

Purchase Price:
Value of common shares issued to Orbital shareholders (1)	$1,749,323
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	8,654
Total purchase price	$1,757,977

Value of assets acquired and liabilities assumed:
Cash	$253,734
Net receivables	558,639
Net inventories	75,294
Intangibles	173,000
Property, plant and equipment	277,438
Deferred tax assets, net	64,821
Other assets	36,878
Goodwill	826,548
Accounts payable	(52,028)
Contract fair value liabilities	(130,888)
Other liabilities	(325,459)
Total purchase price	$1,757,977

(1)	Equals 27.4 million Orbital ATK shares issued to Orbital shareholders multiplied by $63.94, the closing share price of the Company’s common stock on the closing date of the Merger.

(2)	The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.
The consideration paid for Orbital's assets and liabilities was determined using the fair market value of the Company stock issued on the closing date of the Merger along with restricted stock awards granted to certain employees of Orbital.
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
The accompanying condensed consolidated income statement for the quarter ended April 3, 2016 included a measurement period adjustment pertaining to the fair value of intangibles that was immaterial. All elements in the determination of the fair value of identifiable assets acquired and liabilities assumed in the Merger are final as of April 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data for the quarter ended March 31, 2015 presents consolidated information as if the Merger had been completed on April 1, 2013. The pro forma results were calculated by combining the results from continuing operations of the Company with the stand-alone results of Orbital for the pre-Merger period, which were adjusted to eliminate historical sales between the companies and to account for certain costs which would have been incurred during this pre-Merger period:

Quarter Ended March 31, 2015
Sales	$1,086,680
Loss from continuing operations	(30,981)
Basic earnings per common share from continuing operations	$(0.52)
Diluted earnings per common share from continuing operations	(0.51)
The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

Quarter Ended March 31, 2015
Amortization of acquired Orbital intangible assets (1)	$3,877
Interest expense adjustment (2)	(6,069)
Transaction fees for advisory, legal and accounting services (3)	(19,134)
_________________________________________
(1) Added the amortization of acquired Orbital intangible assets recognized at fair value in purchase accounting and eliminated historical Orbital intangible asset amortization expense.
(2) Reduced interest expense for the net reduction in debt of the Company and Orbital.
(3) Excluded transaction fees for advisory, legal and accounting services incurred in the quarter ended March 31, 2015.
The unaudited supplemental pro forma data above does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the Merger had been completed on April 1, 2013, nor are they indicative of future results.
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one transition services agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through March 2017 or 2018, as applicable. The supply agreements which are priced at arms-length expire in 2017 (powder) and 2018 (ammunition) and may be extended in one-to-three year increments. Under the terms of the TSA, the Company provided various administrative services to Vista Outdoor for up to 12 months following the Distribution and will provide tax assistance services for 18 months following the Distribution, extendable to 30 months. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the supply agreements were $61,611 and $18,928 for the quarters ended April 3, 2016 and March 31, 2015, respectively. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation were $13,595 for the quarter ended March 31, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

5. Goodwill and Net Intangibles
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, December 31, 2015	$922,991	$366,947	$542,128	$1,832,066
Measurement period adjustments	5,467	—	(1,822)	3,645
Balance, April 3, 2016	$928,458	$366,947	$540,306	$1,835,711
Net intangibles consisted of the following:

	April 3, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortizing intangibles:
Contract backlog	$173,000	$(47,239)	$125,761	$179,000	$(36,696)	$142,304
Patented technology	11,018	(6,476)	4,542	11,018	(6,206)	4,812
Customer relationships and other	24,294	(24,294)	—	24,294	(24,254)	40
Intangibles	$208,312	$(78,009)	$130,303	$214,312	$(67,156)	$147,156
The contract backlog asset in the table above is being amortized as underlying costs are recognized under the contract. The other assets in the table above are being amortized using a straight-line method. The weighted-average remaining period of amortization of total net intangible assets above is 3.8 years. Amortization expense for the quarter ended April 3, 2016 and March 31, 2015 was $10,850 and $6,942, respectively. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents	Total
Remainder of 2016	$31,629	$912	$32,541
2017	35,882	1,180	37,062
2018	25,609	1,120	26,729
2019	21,760	1,072	22,832
2020	10,881	258	11,139
Thereafter	—	—	—
Total	$125,761	$4,542	$130,303
6. Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding for each period.
In computing EPS for the quarters ended April 3, 2016 and March 31, 2015, earnings reported for each respective period were divided by weighted-average shares outstanding, determined as follows (in thousands):

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	Quarters Ended
	April 3, 2016	March 31, 2015
Basic	58,298	46,465
Dilutive effect of stock-based awards	583	463
Diluted	58,881	46,928
Anti-dilutive stock options excluded from the calculation of diluted shares	147	73
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
The Company entered into forward contracts for copper and zinc during the quarter ended April 3, 2016. The contracts establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company entered into interest rate swaps in fiscal 2014 whereby the Company pays a fixed rate on a total notional amount of $400,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at April 3, 2016, five of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company entered into foreign currency forward contracts during the quarter ended April 3, 2016 to hedge forecasted cash payments to a customer. This transaction was designated and qualified as effective cash flow hedge. Ineffectiveness with respect to forecasted inventory purchases or customer cash receipts was calculated based on changes in the forward rate until the anticipated purchase or cash receipt occurs; ineffectiveness of the hedge of the accounts payable was evaluated based on the change in fair value of its anticipated settlement.
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
Commodity forward contracts outstanding that hedge forecasted commondity purchases were as follows:

Number of Pounds
Copper	16,575
Zinc	5,090

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates were as follows:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(173)	0.87%	0.43%	August 2016
Non-amortizing swap	100,000	(921)	1.29%	0.43%	August 2017
Non-amortizing swap	100,000	(2,236)	1.69%	0.43%	August 2018
Non-amortizing swap	50,000	(37)	0.65%	0.43%	November 2016
Non-amortizing swap	50,000	(921)	1.10%	0.43%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Outstanding foreign currency forward contracts were as follows:

Quantity Hedged
Euros Sold	61,420
Euros Purchased	8,466
The table below presents the fair value and location of the Company's derivative instruments designated as hedging instruments in the consolidated balance sheets as of the periods presented.

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	April 3, 2016	December 31, 2015	April 3, 2016	December 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$445	$—	$2,083	$4,445
Commodity forward contracts	Other noncurrent assets / other noncurrent liabilities	537	—	—	—
Foreign currency forward contracts	Other current assets / other current liabilities	637	2,875	572	1,442
Foreign currency forward contracts	Other noncurrent assets / other noncurrent liabilities	66	1,095	—	18
Interest rate contracts	Other current assets / other current liabilities	—	9	—	—
Interest rate contracts	Other noncurrent assets / other noncurrent liabilities	—	—	4,288	2,448
Total		$1,685	$3,979	$6,943	$8,353
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

For the periods presented below, the derivative gains and losses in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Quarter ended April 3, 2016
Commodity forward contracts	Cost of Sales	$(2,035)	Cost of Sales	$—
Interest rate contracts	Interest expense	(758)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	49	Cost of Sales	—
Quarter ended March 31, 2015
Commodity forward contracts	Cost of Sales	$(2,618)	Cost of Sales	$—
Interest rate contracts	Interest expense	(1,010)	Interest expense	—
Foreign currency forward contracts	Cost of Sales	(9,136)	Cost of Sales	—
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
The Company expects the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
8. Accumulated Other Comprehensive Income (Loss) ("AOCI")
The following table summarizes the components of AOCI, net of income taxes:

	April 3, 2016	December 31, 2015
Derivatives	$(3,263)	$(3,059)
Pension and Other Postretirement Benefits	(769,034)	(784,294)
Available-for-sale Securities	2,509	1,445
Total	$(769,788)	$(785,908)
9. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	April 3, 2016	December 31, 2015
Billed receivables	$260,117	$217,522
Unbilled receivables	1,713,163	1,567,940
Less allowance for doubtful accounts	(947)	(1,028)
Net receivables	$1,972,333	$1,784,434
Receivable balances are shown net of customer progress payments received of $567,774 as of April 3, 2016 and $584,325 as of December 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. As of April 3, 2016 and December 31, 2015, the net receivable balance includes contract-related unbilled receivables which the Company does not expect to collect within the next 12 months of $318,600 and $311,600, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

10. Net Inventories
Net inventories consisted of the following:

	April 3, 2016	December 31, 2015
Raw materials	$99,641	$86,865
Contracts in process	133,769	124,315
Finished goods	311	532
Net inventories	$233,721	$211,712
11. Long-term Debt
Long-term debt consisted of the following:

	April 3, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$780,000	$790,000
Revolving Credit Facility due 2020	125,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,605,000	1,490,000
Unamortized Debt Issuance Costs:
Senior Credit Facility	5,932	6,302
5.25% Senior Notes due 2021	1,832	1,915
5.50% Senior Notes due 2023	5,755	5,947
Unamortized Debt Issuance Costs	13,519	14,164
Long-term Debt Less Unamortized Debt Issuance Costs	1,591,481	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,551,481	$1,435,836
Senior Credit Facility
In September 2015, the Company refinanced its Former Senior Credit Facility (as defined below) with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due on September 29, 2020. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. Based on the Company's current total leverage ratio, the current base rate margin is 0.5% and the current LIBOR margin is 1.5%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.07% at April 3, 2016. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee currently is 0.25%. As of April 3, 2016, the Company had borrowings of $125,000 under the Revolving Credit Facility and had outstanding letters of credit of $130,316, which reduced amounts available on the Revolving Credit Facility to $744,684. There are unamortized debt issuance costs associated with the Former Senior Credit Facility of $3,361 that will be amortized to interest expense along with $3,306 of debt issuance costs incurred related to the Senior Credit Facility over five years, the term of the Senior Credit Facility.
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
Interest Rate Swaps
At April 3, 2016, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 7.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of 2016	$30,000
Calendar 2017	40,000
Calendar 2018	40,000
Calendar 2019	40,000
Calendar 2020	755,000
Thereafter	700,000
Total	$1,605,000
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.50% Notes and the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.50% Notes and 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company’s net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior secured debt limits, with a limit, when those senior secured debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of April 3, 2016, the Company was in compliance with the financial covenants.
12. Employee Benefit Plans
The components of net periodic benefit cost are as follows:

	Pension Benefits
	Quarters Ended
	April 3, 2016	March 31, 2015
Service cost	$4,530	$5,635
Interest cost	25,449	31,448
Expected return on plan assets	(40,718)	(40,371)
Amortization of unrecognized net loss	30,798	28,721
Amortization of unrecognized prior service cost	(5,151)	(5,418)
Net periodic benefit cost	14,908	20,015
Special termination benefit cost / curtailment	1,618	2,469
Net periodic benefit cost	$16,526	$22,484

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The components of net periodic benefit income are as follows:

	Other Postretirement Benefits
	Quarters Ended
	April 3, 2016	March 31, 2015
Service cost	$—	$—
Interest cost	855	1,194
Expected return on plan assets	(801)	(888)
Amortization of unrecognized net loss	397	402
Amortization of unrecognized prior service cost	(1,290)	(2,080)
Net periodic benefit income	$(839)	$(1,372)
During the quarter ended April 3, 2016, the Company recorded a settlement expense of $1,618 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. This change resulted in approximately $6 million lower pension expense compared to the method used prior to January 1, 2016.
Employer Contributions. During the three months ended April 3, 2016, the Company contributed $3,334 directly to retirees under its nonqualified supplemental executive retirement plan. The Company also contributed $1,059 to its other postretirement benefit plans. During the remainder of 2016, the Company anticipates making pension contributions of approximately $37,600 in order to meet the minimum required contributions for 2016. The Company anticipates making additional contributions of approximately $2,048 directly to retirees under the nonqualified plan and $6,505 to its other postretirement benefit plans during the remainder of 2016.
13. Income Taxes
The Company’s income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rate for the tax expense in the quarter ended April 3, 2016 was 26.6% compared to an effective income tax rate of 15.3% for the tax benefit in the quarter ended March 31, 2015, reflecting the impact of domestic manufacturing deductions and research and development tax credits in the quarter ended April 3, 2016 and the impact of certain non-deductible costs in the quarter ended March 31, 2015.
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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,725 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income from $0 to $2,850.
14. Stockholders' Equity
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Total pretax stock-based compensation expense of $4,640 and $11,734 was recognized during the quarters ended April 3, 2016 and March 31, 2015, respectively.
The total income tax benefit recognized in the income statement for share-based compensation was $1,804 and $4,538 during the quarters ended April 3, 2016 and March 31, 2015, respectively.
The Company sponsors six stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and two legacy Orbital plans, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan and the Orbital Sciences Corporation 1997 Stock Option and Incentive Plan). At April 3, 2016, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,853,398 common shares were available to be granted. No new grants will be made out of the other five plans.
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
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. As of December 31, 2015, there were 55,677 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017 . During the quarter ended April 3, 2016, 40,707 shares reserved for the vesting of restricted stock units for the fiscal 2014-2016 performance period vested.
As of April 3, 2016, there were 55,677 shares reserved for the vesting of restricted stock units for the fiscal 2015-2017 performance period on March 31, 2017.
As of April 3, 2016, there were up to 82,042 shares reserved for performance awards for the fiscal 2015-2017 performance period for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

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
As of April 3, 2016, there were up to 73,447 shares reserved for performance awards for the fiscal 2016-2018 performance period for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•
up to 50% will become payable only upon achievement of a financial performance goal relating to return on investment of capital for the performance period beginning April 1, 2016 and ending December 31, 2018; and

•	up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth for the performance period beginning April 1, 2016 and ending December 31, 2018.

As of April 3, 2016, there were up to 73,447 shares and 82,042 shares reserved for TSR awards for key employees for the fiscal year 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

rate with a remaining term that approximates the life assumed at the date of grant. There were 73,447 TSR awards granted during the quarter ended April 3, 2016 with a fair value of $87.85 per share.
Restricted stock granted to non-employee directors and certain key employees totaled 153,815 shares during the quarter ended April 3, 2016. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were 73,100 stock options granted during the quarter ended March 31, 2015 with a weighted average fair value of $39.81 per stock option. There were 72,328 stock options granted during the quarter ended April 3, 2016 with a weighted average fair value of $20.53 per stock option.
15. Contingencies
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At April 3, 2016, based on progress to date on certain contracts, there was approximately $26,747 included in unbilled receivables for contract claims compared to $25,042 as of December 31, 2015.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.4% and 0.7% as of April 3, 2016 and December 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

amounts recorded for environmental remediation:

	April 3, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(42,921)	$18,675	$(41,824)	$18,236
Unamortized discount	920	(286)	1,718	(568)
Present value amounts (payable) receivable	$(42,001)	$18,389	$(40,106)	$17,668
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $42,001 discounted liability as of April 3, 2016, $5,323 was recorded within other current liabilities and $36,678 was recorded within other long-term liabilities. Of the $18,389 discounted receivable, the Company recorded $2,836 within other current assets and $15,553 within other noncurrent assets. As of April 3, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $42,001 to $80,536.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in the Company’s Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
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
16. Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75 million or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares through December 31, 2016. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
17. Changes in Estimates
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

approximately $20 million and $25 million for the quarters ended April 3, 2016 and March 31, 2015, respectively. The changes in estimates for the quarter ended April 3, 2016 are primarily attributable to higher profit expectations in the Flight Systems Group and the Space Systems Group. The adjustments for the quarter ended March 31, 2015 were primarily due to profit margin improvements in the Flight Systems Group and Defense Systems Group.
18. Restructuring Costs
The Company had restructuring liabilities for termination benefits of $1,994 and $3,589 and facility related liabilities of $20,525 and $21,855 for the quarters ended April 3, 2016 and December 31, 2015, respectively. The change in restructuring liabilities for the quarter ending April 3, 2016, was primarily attributed to cash expenditures for termination benefits and facilities.
19. Operating Segment Information
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

•
Defense Systems Group develops and produces small-, medium-, and large-caliber ammunition, precision weapons and munitions, high performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, MO ("LCAAP") and a Naval Sea Systems Command ("NAVSEA") facility in Rocket Center, WV. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role. Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes, and defense electronics. The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including delivering cargo to the International Space Station. This Group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The following summarizes the Company's results by segment:

	Quarters Ended
	April 3, 2016	March 31, 2015
Sales to external customers:
Flight Systems Group	$352,226	$304,468
Defense Systems Group	432,221	479,219
Space Systems Group	280,507	185,852
Total external sales	1,064,954	969,539
Intercompany sales:
Flight Systems Group	3,630	23,608
Defense Systems Group	4,291	15,414
Space Systems Group	6,087	4,808
Corporate	(14,008)	(43,830)
Net intercompany sales	—	—
Total sales	$1,064,954	$969,539

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$49,965	$42,686
Defense Systems Group	35,696	44,924
Space Systems Group	30,701	(18,482)
Corporate	(459)	(70,220)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$115,903	$(1,092)

	April 3, 2016	December 31, 2015
Total assets:
Flight Systems Group	$2,306,498	$2,252,031
Defense Systems Group	1,425,686	1,346,463
Space Systems Group	1,322,421	1,247,546
Corporate	414,438	493,352
Total assets	$5,469,043	$5,339,392
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
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Forward-looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," and similar expressions are used to identify forward-looking statements. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements the Company makes could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•
reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011 and sourcing strategies,

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which the Company may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose the Company to adverse consequences,

•	government laws and other rules and regulations applicable to the Company, including procurement and import-export control,

•	reduction or change in demand and manufacturing costs for military and commercial ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of the Company’s Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015. Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
Executive Summary
We are an aerospace and defense systems company and supplier of products to the U.S. Government, allied nations, prime contractors and other customers. Our main systems and products include launch vehicles and related propulsion systems, satellites and associated components and services, composite aerospace structures, tactical missiles, subsystems and defense electronics and precision weapons, armament systems and ammunition. We are headquartered in Dulles, Virginia and have operating locations throughout the United States.
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

•
Defense Systems Group develops and produces small-, medium-, and large-caliber ammunition, precision weapons and munitions, high performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, MO ("LCAAP") and a Naval Sea Systems Command ("NAVSEA") facility in Rocket Center, WV. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role. Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes, and defense electronics. The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.

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

Financial Highlights for the Quarter Ended April 3, 2016

•	Quarterly sales of $1.06 billion.

•	Diluted earnings per share of $1.19.

•	New firm and option contract bookings of $2.5 billion and option exercises of $0.7 billion under existing contracts.

•	Total backlog of $14.8 billion at April 3, 2016.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 10.9%.

•	Effective income tax rate of 26.6%.

•	The Company paid a quarterly dividend of $0.30 on March 24, 2016 to stockholders of record on March 7, 2016.

•	The Company repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015 ("fiscal 2015") and the same accounting policies are used in preparing the Company’s interim consolidated financial statements.
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
More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
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
As a general note, the increases in the results of Flight Systems Group and Space Systems Group discussed below were primarily attributable to the inclusion of Orbital’s results following the Merger. Our results for the three months ended April 3, 2016 include Orbital for the full quarter; however, the results for the three months ended March 31, 2015 include the results of Orbital only after the Merger date of February 9, 2015.

Sales

	Quarters Ended
	April 3, 2016	March 31, 2015	Change	Percent Change
Flight Systems Group	$355,856	$328,076	$27,780	8.5%
Defense Systems Group	436,512	494,633	(58,121)	(11.8)%
Space Systems Group	286,594	190,660	95,934	50.3%
Corporate and Eliminations	(14,008)	(43,830)	29,822	(68.0)%
Total sales	$1,064,954	$969,539	$95,415	9.8%
Fluctuations in sales were driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was primarily due to the Merger. Sales for the three months ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, sales for the three months ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. Launch Vehicles division sales were $131,000 for the three months ended April 3, 2016, compared to $64,700 for the three months ended March 31, 2015. This increase in sales was partially offset by a decrease in Propulsion Systems sales largely due to the termination in 2015 of a commercial contract.
Defense Systems Group.    The decrease in sales was primarily due to reductions in shipments of Armament Systems Division products.
Space Systems Group.    The increase in sales was primarily due to the Merger. Sales for the three months ended April 3, 2016 include Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full quarter; however, sales for the three months ended March 31, 2015 include the results of those former Orbital segments only after the Merger date. The legacy Orbital businesses generated sales of approximately $242,900 for the three months ended April 3, 2016, compared to $119,300 included in our results for the three months ended March 31, 2015.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales

	Quarters Ended
	April 3, 2016	March 31, 2015	Change	Percent Change
Flight Systems Group	$268,854	$244,829	$24,025	9.8%
Defense Systems Group	362,970	408,916	(45,946)	(11.2)%
Space Systems Group	231,283	158,140	73,143	46.3%
Corporate/Eliminations	(20,412)	(54,887)	34,475	(62.8)%
Total cost of sales	$842,695	$756,998	$85,697	11.3%
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was primarily due to the Merger. Cost of sales for the three months ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, cost of sales for the three months ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. Launch Vehicles division cost of sales were $101,600 for the three months ended April 3, 2016, compared to $47,500 for the three months ended March 31, 2015. This increase in cost of sales was partially offset by a decrease in Propulsion Systems cost of sales largely due to the 2015 termination of a commercial contract.
Defense Systems Group.    The decrease in cost of sales was primarily driven by reduced cost of sales in Armament Systems that reflected decreased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the Merger. Cost of sales for the three months ended April 3, 2016 include Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full quarter; however, sales for the three months ended March 31, 2015 include the results of those former Orbital segments only after the Merger date. The legacy Orbital businesses incurred cost of sales of approximately $196,000 for the three months ended April 3, 2016, compared to $101,700 for the three months ended March 31, 2015.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution.
Operating Expenses

	Quarters Ended
	April 3, 2016	Percent of Sales	March 31, 2015	Percent of Sales	Change
Research and development	$19,779	1.9%	$25,368	2.6%	$(5,589)
Selling	27,048	2.5%	20,908	2.2%	6,140
General and administrative	59,529	5.6%	133,057	13.7%	(73,528)
Goodwill impairment	$—		$34,300	3.5%	$(34,300)
Total operating expenses	$106,356	10.0%	$213,633	22.0%	$(107,277)
Operating expenses decreased $107,277 in the quarter ended April 3, 2016 compared to the quarter ended March 31, 2015 primarily due to $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges and a goodwill impairment charge of $34,300 in the quarter ended March 31, 2015.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Quarters Ended
	April 3, 2016	March 31, 2015	Change
Flight Systems Group	$49,965	$42,686	$7,279
Defense Systems Group	35,696	44,924	(9,228)
Space Systems Group	30,701	(18,482)	49,183
Corporate/Eliminations	(459)	(70,220)	69,761
Total	$115,903	$(1,092)	$116,995
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was primarily due to the Merger. Income for the three months ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, income for the three months ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. In addition, income for the three months ended April 3, 2016 included the impact of a favorable change in estimated profit adjustment associated with our CRS contract.
Defense Systems Group.    The decrease in income was largely due to lower revenues and unfavorable product mix in the Armament Systems Division.
Space Systems Group.    The increase in income was primarily due to the Merger. Income for the three months ended April 3, 2016 included Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the full quarter; however, income for the three months ended March 31, 2015 include the results of these former Orbital segments only after the Merger date. In addition, income for the three months ended April 3, 2016 included the impact of a favorable change in estimated profit adjustment associated with our CRS contract.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $20 million and $25 million for the quarters ended April 3, 2016 and March 31, 2015, respectively. The changes in estimates for the quarter ended April 3, 2016 are primarily attributable to higher profit expectations in the Flight Systems Group and the Space Systems Group. The adjustments for the quarter ended March 31, 2015 were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under Financial Accounting Standards ("FAS") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), merger and acquisition transaction related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The decrease in corporate expenses in the quarter ended April 3, 2016 compared to the quarter ended March 31, 2015 was largely driven by $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges and a goodwill impairment charge of $34,300 recorded in the quarter ended March 31, 2015.
Net Interest Expense
Net interest expense for the quarter ended April 3, 2016 was $20,691, an increase of $112 compared to $20,579 in the quarter ended March 31, 2015.
Income Taxes (from Continuing Operations)

	Quarters Ended
	April 3, 2016	Effective Rate	March 31, 2015	Effective Rate	Change
Income taxes	$25,367	26.6%	$(7,398)	15.3%	$32,765
The effective income tax rate for the tax expense in the quarter ended April 3, 2016 was 26.6% compared to an effective income tax rate of 15.3% for the tax benefit in the quarter ended March 31, 2015, reflecting the impact of domestic manufacturing deductions and research and development tax credits in the quarter ended April 3, 2016 and the impact of certain non-deductible costs in the quarter ended March 31, 2015.
Income From Continuing Operations, Before Noncontrolling Interest
Net income from continuing operations before noncontrolling interest for the quarter ended April 3, 2016 was $69,845, an increase of $110,744 compared to $(40,899) in the quarter ended March 31, 2015.
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
Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows:

	Three Months Ended
	April 3, 2016	March 31, 2015
Cash provided by (used for) operating activities of continuing operations	$(75,071)	$146,404
Cash provided by (used for) investing activities of continuing operations	(22,573)	391,401
Cash provided by (used for) financing activities of continuing operations	67,136	(520,922)
Net cash flows from continuing operations	$(30,508)	$16,883
Operating Activities
Cash used for operating activities of continuing operations during the three months ended April 3, 2016 was $75,071, compared to cash provided by operating activities of $146,404 during the three months ended March 31, 2015. The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and other assets and liabilities partially offset by a $110,744 improvement in the income (loss) from continuing operations. During the three months ended April 3, 2016, changes in working capital and other assets and liabilities used $194,631 of cash, comprised of a $187,899 increase in net receivables, a $22,009 increase in inventories, a $13,571 decrease in accrued compensation and a $14,286 change in other assets and liabilities, partially offset by a $43,134 increase in accounts payable. During the three months ended March 31, 2015, changes in working capital and other assets and liabilities provided $122,733 of cash, comprised of a $113,384 decrease in net receivables, a $15,847 decrease in inventories and a $42,288 change in other assets and liabilities, partially offset by a $31,869 decrease in accounts payable and a $16,917 decrease in accrued compensation and changes in other assets and liabilities.
Investing Activities
Cash used for investing activities of continuing operations during the three months ended April 3, 2016 was $22,573, compared to cash provided by investing activities during the three months ended March 31, 2015 of $391,401. Capital expenditures during the three months ended April 3, 2016 were $22,573, compared to $51,343 during the three months ended March 31, 2015. Cash provided by investing activities during the three months ended March 31, 2015 included $253,734 of cash acquired in the Merger with Orbital and a cash dividend of $188,878 received from Vista Outdoor in conjunction with the distribution of Sporting Group.
Financing Activities
Cash provided by financing activities during the three months ended April 3, 2016 was $67,136, compared to cash used for financing during the three months ended March 31, 2015 of $520,922. The decrease in cash used for financing activities was largely attributable to debt extinguishment payments of $372,758 made during the three months ended March 31, 2015.
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
During the three months ended April 3, 2016, we paid dividends totaling $17,590. On May 3, 2016, the Board of Directors declared a dividend of $0.30 per share payable on June 23, 2016 to holders of record on June 8, 2016. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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

Long-term Debt and Credit Facilities
As of April 3, 2016, we had outstanding total indebtedness of $1,605,000 and a $1,000,000 revolving credit facility provided for the potential of additional borrowings up to $744,684 reduced by outstanding borrowings of $125,000 and letters of credit of $130,316.
Our indebtedness consisted of the following:

	April 3, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$780,000	$790,000
Revolving Credit Facility due 2020	125,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,605,000	1,490,000
Unamortized Debt Issuance Costs:
Senior Credit Facility	5,932	6,302
5.25% Senior Notes due 2021	1,832	1,915
5.50% Senior Notes due 2023	5,755	5,947
Unamortized Debt Issuance Costs	13,519	14,164
Long-term Debt Less Unamortized Debt Issuance Costs	1,591,481	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,551,481	$1,435,836
See Note 11 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Covenants
As of April 3, 2016, we were in compliance with all of the covenants in our debt agreements, including specified financial ratios that our Senior Credit Facility requires us to meet as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at April 3, 2016	2.58	8.87
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
See Note 11 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for further discussion of the covenants in our debt agreements.
Our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants in the future and to meet and maintain the requisite financial ratios may be affected by events beyond our control.
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares through December 31, 2016.

Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. As of April 3, 2016, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met.
Contractual Obligations and Commercial Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.40% and 0.70% as of April 3, 2016 and December 31, 2015, respectively. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	April 3, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(42,921)	$18,675	$(41,824)	$18,236
Unamortized discount	920	(286)	1,718	(568)
Present value amounts (payable) receivable	$(42,001)	$18,389	$(40,106)	$17,668
As of April 3, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $42,001 to $80,536.
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 13 to the audited consolidated financial statements included in our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
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
Other Contingencies. We are also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the quarter ended April 3, 2016. For additional information, refer to Item 7A of Part II of our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015.
ITEM 4.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of April 3, 2016, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015, we previously reported material weaknesses in internal control over financial reporting related to: establishing and maintaining accounting policies and procedures related to complex transactions; maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity; designing appropriate controls to ensure completeness and accuracy of purchase accounting--specifically, maintaining controls over measurement period adjustments and controls over the calculation of acquired contracts’ percentage of completion used to recognize revenue; and maintaining controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business. As a result of the material weaknesses in our internal control over financial reporting, which were not remediated as of April 3, 2016, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of April 3, 2016.
Remediation of Material Weaknesses
Management is in the process of improving and strengthening the internal controls related to the above matters including: i.) hiring sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business, ii.) continuing to execute on our integration program moving the accounting operations towards centralized processing with standard tools and procedures and iii.) assessing existing policies and practices and related internal controls with respect to the extent and precision of controls impacting certain balance sheet accounts. Furthermore, during the quarter ended April 3, 2016 we finalized our purchase accounting related to the Merger and we maintained sufficient controls over measurement period adjustments.  In addition, for future acquisitions we will ensure the percent complete on contracts will be reset to zero in accordance with the accounting literature.
Changes in Internal Control over Financial Reporting
During the quarter ended April 3, 2016 there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
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
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in our company being involved with a number of related legal proceedings, claims and remediation obligations. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. Our policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring and resource restoration costs to be incurred.
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
We could incur substantial costs, including cleanup costs, resource restoration, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or noncompliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
The description of certain environmental matters contained in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies," is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
While our attempts to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015 describes all known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
January 1 - January 31	35,507	$86.10	35,507
February 1 - February 28	95,631	84.25	81,765
March 1 - April 3	249,518	80.82	216,829
Quarter ended April 3, 2016	380,656	82.17	334,101	1,689,527
____________________________________________________________

(1)
The 380,656 shares purchased include shares repurchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board approved a stock repurchase program that currently authorizes the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016. We repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.

(3)	The maximum number of shares that may yet be purchased under the program was calculated using the Orbital ATK closing stock price of $86.89 on April 1, 2016.
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

10.1	Description of non-employee Directors' cash and equity compensation ("Director Compensation-Summary Compensation Information" on page 23 of Schedule 14A filed on March 25, 2016).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL ATK, INC.
May 6, 2016	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

May 6, 2016	By:	/s/ Garrett E. Pierce
	Name:	Garrett E. Pierce
	Title:	Chief Financial Officer
(principal financial officer)