Form 10-KT/A
period 2015-12-31
ORBITAL ATK, INC.
filed 2017-02-24
CIK 866121

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
At February 17, 2017, there were 57,546,630 shares of the registrant's voting common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive Proxy Statement filed with the Commission on March 25, 2016 for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE TO AMENDMENT NO. 1
The purpose of this Amendment No. 1 to the Transition Report on Form 10-K (this "Amendment" or "Form 10-K/A") for the nine month period ending December 31, 2015, previously filed on March 15, 2016 ("Original Filing") with the Securities and Exchange Commission (the "SEC"), is to restate our previously issued consolidated financial statements and related disclosures in our Original Filing, as well as other financial statement information contained in certain previously filed Quarterly Reports on Form 10-Q.
In this Amendment, we have restated our consolidated financial statements for the nine-month transition period ended December 31, 2015 (“2015 transition period”), fiscal year ended March 31, 2015 (“fiscal 2015”), fiscal year ended March 31, 2014 ("fiscal 2014"), the quarters in the 2015 transition period and fiscal 2015 presented in Part II, Item 8 Financial Statements and Supplementary Data, and the unaudited selected financial data for the fiscal year ended March 31, 2013 ("fiscal 2013") presented in Part II, Item 6 Selected Financial Data. The impacts of the restatement on fiscal 2013 are reflected in the consolidated financial statements as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014. We refer to the misstatement corrections contained in the restated financial statements described herein collectively as the “Restatement.”
Description of the Restatement
As previously disclosed in the Company’s Current Reports on Form 8-K filed on August 10, 2016 and November 3, 2016, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, after considering the recommendation of management, concluded that the Company’s previously issued financial statements for the periods mentioned above, as well as the quarters in fiscal 2014, the quarters in fiscal 2013 (except for the first quarter) and the quarter ended April 3, 2016, should no longer be relied upon as a result of misstatements resulting in the Restatement. The Restatement corrects misstatements primarily related to:

(i)
the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant in Independence, Missouri (the "LCAAP"). The Lake City Contract is within the Small Caliber Systems Division, a business unit within the Company’s Defense Systems Group. The Lake City Contract is a fixed price contract accounted for under the percentage of completion revenue recognition method. The misstatements in the estimation of contract costs at completion caused a forward loss provision to not be timely identified and recorded in prior periods; and

(ii)
the Company’s accounting policy, which resulted in the incorrect measurement of forward losses as a result of excluding general and administrative costs from the forward loss when general and administrative costs should be included in the measurement of a forward loss.

In addition to the matters in (i) and (ii) mentioned above, we also corrected for (iii) certain immaterial out of period adjustments previously recorded in the Original Filing related to misstatements in the application of purchase accounting with respect to acquired long-term contracts accounted for under the percentage of completion revenue recognition method (the "Prior Restatement"); and (iv) immaterial misstatements, including misstatements in certain footnotes, identified during an account review and analysis exercise, which related to the accounting for fixed assets, the spin-off and Distribution of the Company's former Sporting Group, revenue recognition and various other matters.
In view of the Restatement, management conducted a comprehensive and intensive review of all relevant material contracts throughout the Company. No material adjustment to the accounting for any of these contracts was required as a result of this review, nor were any circumstances similar to those at the Small Caliber Systems Division discovered.
Background
Before its merger with Orbital Sciences Corporation in 2015, the Company, then known as Alliant Techsystems Inc. or ATK, already had many years of experience with contracts involving operation and production of ammunition at U.S. Army ammunition plants. ATK had operated the LCAAP since 2000 and had operated the U.S. Army’s Radford, Virginia ammunition plant from 1995 to 2012.
In September 2012, ATK was awarded the Lake City Contract for the continued production of ammunition and continued operation and maintenance of the LCAAP. Anticipating strong price competition during the bid process in 2012, ATK submitted a significantly lower price to the U.S. Army than ATK had experienced under the predecessor contract for LCAAP. Based on its long experience in successfully and profitably managing U.S. Army ammunition contracts, ATK believed it would, among other things, be able to substantially reduce operating costs over the life of the Lake City Contract. While the Company did succeed in achieving significant cost reductions at the LCAAP, these cost reductions were not sufficient to achieve profitability over the life of the Lake City Contract.

The Lake City Contract has an initial term of seven years plus the possibility of an award term extension of an additional three years if by July 17, 2017 the Company does not provide written notice of rejection to the U.S. Army. It is probable that the Company will provide written notice of rejection to the U.S. Army. As a result, the Restatement presents the total estimated forward loss provision for the initial seven-year term.
Certain of the misstatements arising out of the Lake City Contract were initially identified by Orbital ATK senior management in 2016 in connection with our enterprise-wide business optimization program, which was recommended by the Board of Directors to be performed by management. This program includes working capital efficiency initiatives and ongoing efforts to enhance accounting controls and oversight, and is part of our remediation activities in response to material weaknesses identified in connection with the Prior Restatement. Senior management’s identification of these misstatements led to the internal investigation described below. Senior management identified that the prior period estimates of underlying contract costs estimated at completion for the Lake City Contract contained misstatements which, when corrected, resulted in the Lake City Contract’s estimated costs at completion exceeding the contracted revenues for the seven-year term. This necessitated a charge for the entire anticipated forward loss on the Lake City Contract in the period in which the loss became evident. The Company determined that $32 million of the loss should have been evident at contract signing (second quarter of fiscal 2013) and $342 million should have been evident at the time of first production (second quarter of fiscal 2014), and restated those periods and the consequential impact in subsequent periods. Due to the contract loss, we also recorded impairments to goodwill for the Small Caliber Systems Division reporting unit and the value of the long-lived assets within the LCAAP asset group in fiscal 2014. Subsequent to the impairments, costs incurred for the purchase or construction of additional long-lived assets related to this contract were expensed in the periods incurred, as such costs will not be recovered.
Internal Investigation
The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. The investigation is complete.
The Board of Directors and management are fully committed to maintaining a strong internal control environment. The Company has taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the Restatement, including actions to begin to remediate the material weaknesses in internal control over financial reporting identified by management that contributed to the misstatements.
For more information about the internal investigation, the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part II, Item 9A Controls and Procedures.
For more information regarding the Restatement, see Part II, Item 8, Financial Statements and Supplementary Data - Note 2. "Restatement," to the consolidated financial statements in this Amendment.
Amendment
This Form 10-K/A sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement and related matters (including the impact of the Restatement on our outstanding financing arrangements and legal proceedings related to the Restatement). The consolidated financial statements included in this Form 10-K/A have also been revised for the effects of the accounting standards adopted subsequent to the Original Filing requiring retrospective adoption.
Specifically, the following items of the Original Transition Report Form 10-K are amended by this Form 10-K/A to reflect the Restatement and related matters:
Part I - Item 1. Business
Part I - Item 1A. Risk Factors
Part I - Item 3. Legal Proceedings
Part II - Item 6. Selected Financial Data
Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8. Financial Statements and Supplementary Data- including a revised “Report of Independent Registered Public Accounting Firm” of each of PricewaterhouseCoopers LLP and Deloitte & Touche LLP, an explanatory note describing the Restatement (Note 2) and updates to selected notes impacted by the Restatement in the Notes to the Consolidated Financial Statements.
Part II - Item 9A. Controls and Procedures
Part IV - Item 15. Exhibits and Financial Statement Schedules

This Form 10-K/A also amends the Original Filing to restate management’s report on internal control over financial reporting (included under Item 9A) to disclose the additional material weaknesses identified by management as a result of this Restatement and provide an update on our remediation efforts made to address the material weaknesses reported in the Original Filing and the additional material weaknesses reported in this Amendment. This Form 10-K/A also amends the Original Filing to include a restated report of PricewaterhouseCoopers LLP on the effectiveness of our internal control over financial reporting as of December 31, 2015.
In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
Other than this Form 10-K/A, we do not intend to file any other amended reports with the SEC in connection with the Restatement of the consolidated financial statements for the 2015 transition period, the fiscal 2015 and 2014 periods and the quarterly periods in the 2015 transition period and fiscal 2015.
We expect to file a Form 10-Q/A for the quarter ended April 3, 2016 which will include restated consolidated financial statements for that period and the comparative prior period as soon as practical after the date hereof. Thereafter, we expect to file a Form 10-Q for each of the quarters ended July 3, 2016 and October 2, 2016 as soon as practicable.
Except as specifically set forth above, this Amendment does not reflect events that may have occurred after the Original Filing or modify or update any related or other disclosures. As such, this Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since March 15, 2016 and all of the Company’s filings after the date hereof.
EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K/A is a transition report and includes financial information for the transition period from April 1, 2015 through December 31, 2015. Subsequent to this report, our reports on Form 10-K will cover the calendar year, January 1 to December 31, which is now our fiscal year. We refer in this report to the period beginning on April 1, 2015 and ending on December 31, 2015 as the “2015 transition period.” We refer in this report to the period beginning on April 1, 2014 and ending on March 31, 2015 as “fiscal 2015” and the period beginning on April 1, 2013 and ending on March 31, 2014 as “fiscal 2014.”

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

Sales; income (loss) from continuing operations, before noncontrolling interest; and, other financial data for each segment for the nine-months ended December 31, 2015 and the years ended March 31, 2015 and 2014 are set forth in Note 17 to the consolidated financial statements, included in Item 8 of this report.
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
The following is a description of the operating units (“divisions”) within Flight Systems Group:
Launch Vehicles Division
The Launch Vehicles division includes both small- and medium-class rockets for government, civil and commercial payloads. Our innovative Pegasus® rocket is launched from our "Stargazer" L-1011 carrier aircraft and has proven to be the small space-launch workhorse for U.S. government customers and commercial customers, having conducted 45 missions from six different launch sites worldwide since 1990. Our Taurus launch vehicle combines our Pegasus upper-stage motors with a commercially-provided first stage propulsion system for increased performance. Our Minotaur I, IV and V rockets combine decommissioned Minuteman and Peacekeeper rocket motors with our proven upper stage motors, avionics and fairings to provide increased lifting capacity for government-sponsored payloads.
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
Missile Products Division
The Missile Products division provides customers with high-performance tactical solid rocket motor propulsion for a variety of surface and air-launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division also produces warheads, fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons including the Hard Target Void Sensing Fuze. The division produces metal components for various medium-caliber ammunition and 120mm tank ammunition and also produces specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion on the Standard Missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. It also continues to operate our New River Energetics facility located on the Radford Army Ammunition Plant (“RFAAP”) in Radford, VA, which provides load, assembly, and pack (LAP) of medium caliber munitions; and propellants and powders for the canister and commercial markets, individual re-loaders, and original equipment manufacturers.

Small Caliber Systems Division
The Small Caliber Systems division is the largest producer of small-caliber ammunition in the U.S., covering 5.56, 7.62 and .50 caliber rounds. The division provides non-NATO munitions and weapons systems to the U.S. Army for use by allied security forces. The division also provides commercial ammunition to Vista Outdoor. Since 2000, the Company has operated and modernized the LCAAP. In September 2012, we were awarded new contracts for the continued production of ammunition and continued operation and maintenance of the LCAAP.
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
Customers (as restated)
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

Sales by customer, as a percentage of total sales, were as follows:

	Percentage of Sales (as restated)
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Sales to:
U.S. Army	15%	26%	32%
U.S. Navy	11	15	17
NASA	23	13	14
U.S. Air Force	4	7	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors (as restated) were as follows:

Period	U.S. Government Sales		Percentage of Sales
Nine Months Ended December 31, 2015	$2,359	million	70%
Year Ended March 31, 2015	$2,332	million	75%
Year Ended March 31, 2014	$2,432	million	84%
Our CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 10% of our sales in the 2015 transition period. Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 6%, 12% and 16% of our sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. No other single contract accounted for more than 10% of our sales in the 2015 transition period, fiscal 2015, or fiscal 2014. Our top five contracts accounted for approximately 29% of our sales in the 2015 transition period.
Sales to the U.S. Government as a prime contractor and as a subcontractor as a percentage of total U.S. Government sales in the 2015 transition period (as restated) were as follows:

Sales as a prime contractor	62%
Sales as a subcontractor	38%
Total	100%
Other than the U.S. Government customers listed above, no single customer accounted for more than 10% of our sales in the 2015 transition period.
International sales (as restated) were as follows:

	International Sales		Percentage of Sales
Nine months ended December 31, 2015	$766	million	22.6%
Year ended March 31, 2015	$608	million	19.5%
Year ended March 31, 2014	$348	million	12.0%
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

Backlog (as restated)
Firm backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of firm backlog was approximately $8.3 billion at December 31, 2015 and $8.0 billion at March 31, 2015. Approximately $2.2 billion of firm backlog was not yet funded at December 31, 2015. We expect that approximately 39% of the December 31, 2015 firm backlog will be recognized as revenue in the following 12 months.
Total backlog, which includes firm backlog plus the value of unexercised options, was approximately $13.0 billion at December 31, 2015 and $11.6 billion at March 31, 2015.
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
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the improvement of current products and for development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures were as follows:

	Company-funded		Customer-funded
Nine months ended December 31, 2015	$83.2	million	$358.6	million
Year ended March 31, 2015	$49.3	million	$499.0	million
Year ended March 31, 2014	$48.5	million	$495.1	million
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
The content on any website referred to in this amended Transition Report is not incorporated by reference into this amended Transition Report on Form 10-K/A unless expressly noted.
ITEM 1A.    RISK FACTORS
We are subject to a number of risks, including those related to being a U.S. Government contractor and those related to domestic and international commercial sales. The material risks we are subject to are discussed below.
Our business could be adversely impacted by reductions or changes in NASA or U.S. Government military spending.
We depend on contracts with the U.S. Government and its prime contractors for a substantial portion of our sales. In addition, a significant portion of such sales come from a small number of contracts. Our CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 10% of our sales in the 2015 transition period (as restated). Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 6%, 12% and 16% of our sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively (all as restated). Our top five contracts, all of which are contracts with the U.S. Government, accounted for approximately 29% of sales in the 2015 transition period (as restated). The loss or significant reduction of a material U.S. Government program in which we participate could have a material adverse effect on our operating results, financial condition, or cash flows.
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
We have several significant U.S. government contracts or subcontracts, including those discussed below and elsewhere in this Form 10-K/A, which could negatively impact our financial condition and operating results if they were canceled or funded at reduced levels.
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
Our small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the LCAAP in Independence, Missouri. The LCAAP is the U.S. Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. We took over operation of this facility in 2000 and are responsible for the operation and management, including leasing excess space to third parties in the private sector. In September 2012, we were awarded new contracts for the continued production of ammunition and continued operation and maintenance of the LCAAP. The production contract has an initial term of seven years plus the possibility of an award term extension of an additional three years if the Company does not provide written notice of rejection to the U.S. Army. We presently believe that it is probable that we will provide written notice of rejection of the additional three-year award term. In addition, future levels of government spending for small-caliber ammunition and our costs of production under this contract may change and thus our production, sales and total loss under this contract may change.
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
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. Our sole-source contracts accounted for 46% of our U.S. Government sales in the 2015 transition period (as restated).
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
Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive, or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition, or cash flows. The LCAAP ammunition contract discussed above is a fixed-price contract, and as discussed elsewhere in this report, is expected to result in a net loss over the term of the contract. In addition, some contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, the cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.

The following table identifies the amount contributed to our U.S. Government business by contract type in the 2015 transition period (as restated):

Cost-plus contracts	36%
Fixed-price contracts	64%
Total	100%
We use estimates in accounting for our programs. Changes in estimates have affected our financial results and could affect them in the future.
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
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, as described elsewhere in this Amendment, as part of the Restatement, we have now concluded that the Company’s costs will exceed expected revenues under its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the LCAAP, resulting in a material net loss over the contract’s term. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on our accounting policies for revenue recognition can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" in Item 7 of this report.
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
U.S. Government agencies also review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, earned value, material management and accounting systems. Adverse findings relating to our systems could result in the U.S. Government customer withholding a percentage of payments and also could impact our ability to win new U.S. Government contracts or exercise contract options.
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
We sell military ammunition to DoD and commercial ammunition to Vista Outdoor under an ammunition supply agreement. Both the commercial and military markets for ammunition are subject to a number of risks and uncertainties that can cause demand to fluctuate unpredictably. Decreases in the demand for ammunition in either market could result in excess manufacturing capacity and increased overhead rates as a result, which could have a negative impact on our operating results. We experienced a continuing decrease in demand for ammunition in the 2015 transition period. Further declines could materially affect our business and results of operations. In addition, manufacturing costs for ammunition could rise as a result of a number of factors, including increases in commodity prices and other raw materials and increases in labor costs at our LCAAP, which could also have an adverse effect on our operating results and further increase our net loss under that contract.
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
A portion of our business is derived from international markets. In the 2015 transition period (as restated), approximately 23% of our sales were to foreign customers, compared to 20% in fiscal 2015 (as restated). We also procure certain key components from non-U.S. vendors. Our international business may pose greater risks than our business in the United States due to changes in economic, legal and political environments, as well as foreign government priorities and budgets. International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event a company fails to perform in accordance with the offset requirements. Furthermore, international business may create difficulties and risks with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition, or cash flows. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
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
We have restated our prior consolidated financial statements twice in 2016, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
As discussed in the Explanatory Note and Note 2 to the consolidated financial statements in Part II, Item 8, our Audit Committee, after considering the recommendation of management, concluded that our previously issued consolidated financial statements for the 2015 transition period, fiscal 2015, fiscal 2014, fiscal 2013 and the quarters in each period (with the exception of the first quarter of fiscal 2013) should no longer be relied upon as a result of misstatements primarily related to the Company’s long-term contract with the U.S. Army to manufacture and provide small-caliber ammunition at LCAAP and correcting the Company’s accounting policy for measurement of forward loss provisions. Due to the accounting errors, the Audit Committee determined that in this Form 10-K/A we should restate our audited consolidated financial statements for the 2015 transition period, fiscal 2015, fiscal 2014, the quarters in the 2015 transition period and fiscal 2015 presented in Part II, Item 8 Financial Statements and Supplementary Data, and the unaudited selected financial data for the fiscal year ended March 31, 2013 ("fiscal 2013") presented in Item 6 Selected Financial Data. The impacts of the restatement on fiscal 2013 are reflected in the consolidated financial statements as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014.

As described in Note 1 to the consolidated financial statements included in this Form 10-K/A, we previously restated the unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 (the “Previously Restated Quarters”). The determination to restate the financial statements for the Previously Restated Quarters was made by our Audit Committee and management on February 27, 2016.

This Form 10-K/A reflects, among other things, both of these restatements. As a result of these restatements, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatements and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. We are also the subject of a non-public investigation by the Securities and Exchange Commission, securities class action litigation and shareholder demands and potentially other actions as a result of the Restatement. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional shareholder, governmental, or other actions in connection with the restatements or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Part II, Item 9A Controls and Procedures of this Form 10-K/A, our management identified several material weaknesses in our internal control over financial reporting.
As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We are actively engaged in developing a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition.
Although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file our Quarterly Reports on Form 10-Q for the quarters ended July 3, 2016 and October 2, 2016 within the timeframe required by the SEC. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Even if we regain and maintain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly registration forms, such as Form S-3, to register our securities for sale until approximately one year from the date we regain and maintain status as a current filer. Once we regain compliance, we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely take significantly longer than using a Form S-3, increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

The restatement of our previously issued financial results could result in government enforcement actions and adverse determinations in litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We are subject to a non-public investigation by the Securities and Exchange Commission, securities class action litigation and shareholder demands relating to the Restatement. For additional discussion of legal proceedings related to the Restatement, see Part II, Item 3 “Legal Proceedings” and Note 20, "Subsequent Events" to the Notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K/A. We could also become subject to other investigations or litigation, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we expect to expend significant amounts investigating the claims underlying and defending this litigation.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our business and hinder our ability to make payments on our debt.
At December 31, 2015, we had total debt of $1,490 million. In addition, we had $146.5 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $853.5 million of availability under our revolving credit facility. Additional information on our debt can be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Liquidity and Capital Resources" in Item 7 of this report.
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
We are subject to lawsuits, investigations and disputes (some involving substantial amounts) that arise out of the conduct of our business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. As noted in Part II, Item 3 Legal Proceedings and Note 20, "Subsequent Events" to the Notes to our consolidated financial statements in Part II, Item 8 of this Form 10-K/A, we are also subject to various claims related to the Restatement. Resolution of these matters can be prolonged and costly, and our business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy, or the impact of evidentiary issues, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows, and financial condition.
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
At December 31, 2015, our operating segments had significant operations at the following locations(1):

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
Our personnel occupy space at the following facilities that are not owned or operated by us: Marshall Space Flight Center, Huntsville, AL; Kennedy Space Center, Cape Canaveral, FL; Vandenberg Air Force Base, Vandenberg, CA; and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is not included in the table above.
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
Putative class action and derivative lawsuits challenging the merger of Orbital and our company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, our company and Orbital's directors. On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation. The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger, and alleged that we aided and abetted such breaches of fiduciary duty. On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter. Pursuant to the terms of the MOU, we and Orbital made additional information available to Orbital's stockholders in connection with the Merger vote. On February 2, 2016, the case was dismissed.
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites, and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in our being involved with a number of related legal proceedings, claims, and remediation obligations. We routinely assess, based on in-depth studies, expert analyses, and legal reviews, our contingencies, obligations, and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. Our policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring, and resource restoration costs to be incurred.
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
SEC Investigation.    The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Original Filing, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in this Form 10-K/A. The Company is cooperating fully with the SEC in connection with these matters.
Other U.S. Government Investigations.    We are also subject to other U.S. Government investigations from which civil, criminal, or administrative proceedings could result. Such proceedings could involve claims by the U.S. Government for fines, penalties, compensatory and treble damages, restitution, and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon all available information, that the outcome of any such pending government investigations will not have a material adverse effect on our operating results, financial condition, or cash flows.
Securities Class Action.    On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant. The complaint seeks a determination that this matter is a proper class action and certifying the plaintiff as the class representative, an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.
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
During the 2015 nine-month transition period, April 1, 2015 to December 31, 2015, Orbital ATK (OA) paid three quarterly dividends of $0.26 per share, totaling $46.1 million. In February 2016, our Board of Directors approved a quarterly dividend to be paid in the first quarter of 2016 of $0.30 per share, totaling $17.7 million. During fiscal year 2015, April 1, 2014 to March 31, 2015 for legacy ATK, the Company paid four dividends of $0.32 per share totaling $41.1 million. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. Our dividend policy is reviewed by our Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements, and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in our instruments, including our 5.25% Senior Notes due 2021, 5.50% Senior Notes due 2023 and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7 of this report).

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

(2)
During the 2015 transition period, the Board approved a stock repurchase program that currently authorizes the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016. We repurchased 1,008,445 shares for $75.8 million during the 2015 transition period.

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

ITEM 6.    SELECTED FINANCIAL DATA
We have restated the selected financial data presented in this report as of and for the nine months ended December 31, 2015 and for each of the years ended March 31, 2015 and 2014 to reflect adjustments to our previously issued consolidated financial statements as more fully described in Note 2 to our consolidated financial statements included in Part II, Item 8 of this Form 10-K/A and in the Explanatory Note to Amendment No.1. The impacts of the Restatement are shown in the table below in each of the applicable periods.
Results for the nine months ended December 31, 2015 and the year ended March 31, 2015 are not comparable to prior periods due to the Merger, as described in Note 5 to the accompanying consolidated financial statements in Part II, Item 8.

	Nine Months Ended (6)	Years Ended March 31, (6)
(Amounts in thousands except per share data)	December 31, 2015	2015	2014	2013	2012
	(1) (as restated)	(2) (as restated)	(3) (as restated)	(4) (as restated)	(5)
Results of Operations:
Sales	$3,391,384	$3,112,659	$2,890,711	$3,206,096	$3,610,579
Cost of sales	2,717,236	2,411,756	2,600,607	2,556,283	2,820,492
Gross profit	674,148	700,903	290,104	649,813	790,087
Operating expenses:
Research and development	83,209	49,349	48,536	55,958	58,906
Selling	88,177	89,941	87,554	90,219	106,065
General and administrative	220,157	304,590	209,199	200,568	234,922
Goodwill impairment	—	34,300	3,700		—
Gain on settlement	50,000	—	—	—	—
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	332,605	222,723	(58,885)	303,068	390,194
Interest expense, net	(60,370)	(88,848)	(79,792)	(65,386)	(88,620)
Loss on extinguishment of debt	—	(26,626)	—	(11,773)	—
Income (loss) from continuing operations, before income taxes and noncontrolling interest	272,235	107,249	(138,677)	225,909	301,574
Income taxes	86,913	37,299	(74,419)	60,109	107,321
Income (loss) from continuing operations, before noncontrolling interest	185,322	69,950	(64,258)	165,800	194,253
Less net income attributable to noncontrolling interest	143	99	171	436	592
Income (loss) from continuing operations of Orbital ATK, Inc.	$185,179	$69,851	$(64,429)	$165,364	$193,661
Basic earnings (loss) per common share from continuing operations	$3.12	$1.96	$(2.03)	$5.10	$5.89
Basic weighted-average number of common shares outstanding	59,358	35,469	31,671	32,447	32,874
Diluted earnings (loss) per common share from continuing operations	$3.09	$1.93	$(1.97)	$5.07	$5.85
Diluted weighted-average number of diluted common shares outstanding	59,915	36,140	32,723	32,608	33,112
Other Data:
Depreciation and amortization of intangible assets	$122,745	$82,106	$72,304	$80,935	$84,302
Capital expenditures	$104,634	$112,704	$105,730	$73,494	$100,820
Cash dividends per common share	$0.78	$1.28	$1.10	$0.92	$0.80
Gross margin (gross profit as a percentage of sales)	19.9%	22.5%	10.0%	20.3%	21.9%

(1)	The nine months period ended December 31, 2015 results include a $50,000 gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract.

(2)
Fiscal 2015 results includes $34,900 of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger and a $25,000 litigation charge pertaining to a Raytheon lawsuit settlement.

(3)
Fiscal 2014 results include a $342,000 forward loss contract reserve recorded in the second quarter as a result of the Restatement related to our long-term contract (the "Lake City Contract") with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant.

(4)	Fiscal 2013 results include a $31,500 forward loss contract reserve recorded in the second quarter as a result of the Restatement related to the Lake City Contract.

(5)	Fiscal 2012 results include a $36,500 litigation charge pertaining to a LUU flares lawsuit settlement.

(6)	Presented for continuing operations only.

The account balances labeled “As Reported” in the following table for fiscal 2013 represent the previously reported selected financial data as presented in Part II, Item 6, Selected Financial Data, of the Original Filing. The net income impact of the Restatement in fiscal 2013 is reflected in this Amendment as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014. The errors in fiscal 2013 primarily related to the error in identifying a forward loss contract reserve of $31,500 associated with the Lake City Contract. The effects of the errors in fiscal 2013 on the financial data are as follows:

	Year Ended March 31, 2013
(Amounts in thousands except per share data)	As reported	Adjustments	As restated

Sales	$3,206,096	$—	$3,206,096
Cost of sales	2,521,277	35,006	2,556,283
Gross profit	684,819	(35,006)	649,813
Operating expenses:
Research and development	55,958	—	55,958
Selling	90,219	—	90,219
General and administrative	200,568	—	200,568
Income from continuing operations, before interest, income taxes and noncontrolling interest	338,074	(35,006)	303,068
Interest expense, net	(65,386)	—	(65,386)
Loss on extinguishment of debt	(11,773)	—	(11,773)
Income from continuing operations, before income taxes and noncontrolling interest	260,915	(35,006)	225,909
Income taxes	73,746	(13,637)	60,109
Income from continuing operations, before noncontrolling interest	187,169	(21,369)	165,800
Less net income attributable to noncontrolling interest	436	—	436
Income from continuing operations of Orbital ATK, Inc.	$186,733	$(21,369)	$165,364

Basic earnings per common share from continuing operations	$5.76		$5.10
Basic weighted-average number of common shares outstanding	32,447		32,447
Diluted earnings per common share from continuing operations	$5.73		$5.07
Diluted weighted-average number of diluted common shares outstanding	32,608		32,608

(Amounts in thousands)	December 31, 2015	March 31, 2015	March 31, 2014	March 31, 2013	March 31, 2012
	As Restated	As Restated	As Restated	As Restated
Financial Position:
Net current assets (1)	$874,044	$1,016,415	$603,374	$1,010,742	$715,917
Net property, plant and equipment (1)	$761,694	$769,050	$485,086	$478,716	$486,273
Total assets (1) (2)	$5,323,695	$5,477,532	$3,490,706	$3,618,285	$3,767,208
Long-term debt (including current portion) (1) (2)	$1,475,836	$1,571,933	$2,068,706	$1,061,024	$1,283,991
Total Orbital ATK, Inc. stockholders' equity	$1,674,633	$1,510,734	$1,666,325	$1,480,800	$1,226,795

(1)	Presented for continuing operations only.

(2)
Reflects a reclassification of deferred financing costs related to the Company's debt from other noncurrent assets and total assets as a direct reduction from the carrying amount of the related debt due to the retrospective adoption of a new Accounting Standards Update ("ASU") in the first quarter ending April 3, 2016. The reclassification was $14,000, $17,000, $24,000, $13,000 and $18,000 for the 2015 transition period and fiscal years 2015 to 2012, respectively. See Item 8, Financial Statements and Supplemental Data — Note 1. "Summary of Significant Accounting Policies," of the notes to the consolidated financial statements for further discussion of the ASU adopted.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(amounts in thousands except share and per share data or unless otherwise indicated)
Restatement of Previously Issued Consolidated Financial Statements
We have restated our consolidated financial statements for the nine-month transition period ended December 31, 2015 (“2015 transition period”), fiscal year ended March 31, 2015 (“fiscal 2015”), fiscal year ended March 31, 2014 (“fiscal 2014”), the quarters in the 2015 transition period and fiscal 2015 presented in Item 8 Financial Statements and Supplementary Data, and the unaudited selected financial data for the fiscal year ended March 31, 2013 ("fiscal 2013") presented in Item 6 Selected Financial Data to correct errors in prior periods. The impacts of the restatement on fiscal 2013 are reflected in the consolidated financial statements as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014. We refer to the corrections contained in the restated financial statements and information described herein collectively as the “Restatement.”
Description of the Restatement
The Restatement corrects misstatements primarily related to:

(i)
the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant in Independence, Missouri (the "LCAAP"). The Lake City Contract is within the Small Caliber Systems Division, a business unit within the Company’s Defense Systems Group. The Lake City Contract is a fixed price contract accounted for under the percentage of completion revenue recognition method. The misstatements in the estimation of contract costs at completion caused a forward loss provision to not be timely identified and recorded in prior periods; and

(ii)
the Company’s accounting policy, which resulted in the incorrect measurement of forward losses as a result of excluding general and administrative costs from the forward loss when general and administrative costs should be included in the measurement of a forward loss.

The Restatement necessitated a forward loss charge to be recorded for the entire anticipated forward loss on the Lake City Contract in the period in which the loss became evident. The Company determined that $31,500 of the loss was evident at contract signing (fiscal 2013) and $342,000 became evident at the time of initial production (fiscal 2014) and restated those periods and the consequential impact in subsequent periods.

The Company corrected its accounting policy from measurement of a forward loss provision based on gross profit to measurement based on gross profit along with general and administrative costs and adjusted the previously recorded forward loss provisions. The Company's prior accounting policy for measurement of a forward loss excluded general and administrative costs from the forward loss determination resulting in an incorrect measurement of a forward loss as these costs should be included in the measurement. The aggregate impact of this correction to the contract loss reserve liability, excluding the adjustment for the Lake City Contract, was an increase of $5,400 and $2,900 at December 31, 2015 and March 31, 2015, respectively. As part of the correction in accounting policy, the Company reclassified certain forward loss provisions recorded in net receivables to the contract loss reserve liability.

In addition to the matters in (i) and (ii) described above, the Company also corrected for immaterial errors resulting from account review and analysis and other adjustments.

The correction of the errors in the Restatement resulted in the following impact to net income (loss) attributable to Orbital ATK, Inc. to the previously issued consolidated financial statements:

Net income (loss) attributable to Orbital ATK, Inc.	Increase / (Decrease) Restatement Impact
Nine month period ending December 31, 2015	$3,757
Fiscal 2015	$(7,584)
Fiscal 2014	$(223,881)

	Increase / (Decrease) Restatement Impact
	Total Assets	Total Liabilities
As of December 31, 2015	$(15,697)	$246,810
As of March 31, 2015	$(10,302)	$255,962

As a result of the Restatement, the net income impact of the Restatement for fiscal 2013 is reflected in this Amendment as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014.

Like the other updated sections of this Form 10-K/A, unless otherwise specifically noted, the information included in this section is reflective of the Restatement, but does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.
See the Explanatory Note to Amendment No.1 to this Form 10-K/A and Note 2-"Restatement," in the Notes to Consolidated Financial Statements in Part II, Item 8— Financial Statements and Supplementary Data for additional information regarding the errors identified and the restatement adjustments made to the consolidated financial statements and information.
For information regarding our controls and procedures, see Part II Item 9A - Control and Procedures, of this Form
10-K/A.
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

•
the effect of the Restatement of our previously issued financial results for the 2015 transition period, fiscal 2015, fiscal 2014 and fiscal 2013 as discussed in Explanatory Note to Amendment No. 1 and Note 2 to the restated consolidated financial statements, and any actual or unasserted claims, investigations or proceedings as a result of the Restatement,

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A of this amended Transition Report,

•
reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which we may not be able to react to due to the nature of our U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose us to adverse consequences,

•	government laws and other rules and regulations applicable to us, including procurement and import-export control,

•	reduction or change in demand and manufacturing costs for commercial ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors is contained in Item 1A of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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
Sales by customer were as follows:

	Percentage of Sales (as restated)
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
Sales to:
U.S. Army	15%	26%	32%
U.S. Navy	11	15	17
NASA	23	13	14
U.S. Air Force	4	7	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
Long-term Contracts—Substantially all of our sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of our total revenue is accounted for using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $38,000 (as restated) in the 2015 transition period, approximately $92,000 (as restated) in fiscal 2015, and approximately $83,000 in fiscal 2014 (excluding the incremental loss on the Lake City Contract in 2014 that is disclosed separately). The aggregate net changes in contract estimates are reflective of the correction in accounting policy for determining a forward loss and any other resulting impact from the errors being corrected in the Restatement. The adjustments recorded during the 2015 transition period were primarily driven by higher profit expectations in the Propulsion Systems and Aerospace Structures divisions. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronic, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions. The adjustments recorded during fiscal 2014 were primarily driven by higher profit expectations in the Small Caliber Systems division and for programs in the Propulsion Systems division.
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
Effective January 1, 2016, we changed our estimate of the service and interest cost components of net periodic benefit cost for our pension and other postretirement benefit plans. Previously, we estimated the service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation. The new estimate utilizes a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The new estimate provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates. The change does not affect the measurement of our pension and postretirement benefit obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. For 2016, the change in estimate is expected to reduce pension and postretirement net periodic benefit plan cost by approximately $25,000 when compared to the prior estimate.
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

Other Postretirement Benefits.    We also provide postretirement health care benefits and life insurance coverage to certain employees and retirees.
The following table sets forth our assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans:

	Projected	Nine Months Ended December 31, 2015	Years Ended
	2016		March 31, 2015	March 31, 2014
Expected long-term rate of return on plan assets:
Held solely in fixed income investments	5.00%	5.00% / 6.25%	5.00% / 6.25%	5.00% / 6.25%
Held in pension master trust and fixed income investments	6.25%	6.25%	6.25%	6.25%
Discount rate	3.98%	3.55%	3.95%	3.80%
Weighted-average initial health care cost trend rate	6.10%	6.10%	6.10%	7.60%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during the 2015 transition period were as follows: under age 65 was 7.5%; over age 65 was 6.0%; and the prescription drug portion was 6.5%.
The health care cost ultimate trend rates, which will be reached in 2027 for each category below, are as follows:

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
Mergers and Acquisitions
The results of merged or acquired businesses are included in our consolidated financial statements from the date of merger or acquisition. We allocate the purchase price to the underlying tangible and intangible assets acquired and liabilities assumed based on their fair value. Estimates are used in determining the fair value and estimated remaining lives of intangible assets until the final purchase price allocation is completed. Actual fair values and remaining lives of intangible assets may vary from those estimates. The excess purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.
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
The fair value of each reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was generally weighted equally against the estimated value derived from a market approach that considers the guideline company and transaction methods if recent transactions were available for one of our nine reporting units. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data. The fair value for each reporting unit exceeded its carrying amount by at least 25%.

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
Results of Operations (as restated)
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
Nine Months Ended December 31, 2015 (as restated)
Sales (as restated)

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$1,142,375	$766,132	$376,243	49.1%
Defense Systems Group	1,320,252	1,332,982	(12,730)	(1.0)
Space Systems Group	976,879	222,635	754,244	338.8
Corporate and Eliminations	(48,122)	(180,240)	132,118	73.3
Total sales	$3,391,384	$2,141,509	$1,249,875	58.4%
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
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $11,000 in Small Caliber Systems, $5,000 in Defense Electronic Division and $34,000 in Missile Products largely due to lower sales volumes. The decrease in sales was offset by an increase of $45,000 in Armament Systems revenues that reflected increased foreign sales.
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
Cost of Sales (as restated)

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$874,722	$598,903	$275,819	46.1%
Defense Systems Group	1,068,079	1,078,455	(10,376)	(1.0)
Space Systems Group	811,190	183,356	627,834	342.4
Corporate and Eliminations	(36,755)	(196,835)	160,080	81.3
Total cost of sales	$2,717,236	$1,663,879	$1,053,357	63.3%
The fluctuation in cost of sales was driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the nine months ended December 31, 2015, as a result of the Merger.
Defense Systems Group.    The decrease in cost of sales was driven primarily by lower sales volume in Small Caliber Systems, partially offset by an increase in Armament Systems cost of sales that reflected increased foreign sales.
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
Operating Expenses (as restated)

	Nine Months Ended
	December 31, 2015	As a % of Sales	December 28, 2014	As a % of Sales	Change
			(unaudited)
Research and development	$83,209	2.5%	$23,981	1.1%	$59,228
Selling	88,177	2.6	69,033	3.2	19,144
General and administrative	220,157	6.5	165,502	7.8	54,655
Total	$391,543	11.6%	$258,516	12.1%	$133,027
Operating expenses increased by $133,000 in the nine months ended December 31, 2015 compared to the nine months ended December 28, 2014 primarily due to inclusion of Orbital's research and development costs, selling expenses and general and administrative expenses in the nine months ended December 31, 2015. Additionally, we recorded restructuring costs of $28,029 in the 2015 transition period principally in connection with the consolidation of corporate facilities.

Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest (as restated)

	Nine Months Ended
	December 31, 2015	December 28, 2014	Change
		(unaudited)
Flight Systems Group	$196,583	$103,116	$93,467
Defense Systems Group	125,736	127,858	(2,122)
Space Systems Group	67,185	14,848	52,337
Corporate	(56,899)	(26,708)	(30,191)
Total	$332,605	$219,114	$113,491
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
Defense Systems Group.    The decrease in income from operations was driven primarily by reduced income in Defense Electronic principally due to lower volume offset by an increase in Armament Systems income that reflects increased foreign sales.
Space Systems Group.     The increase in income from operations was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the nine months ended December 31, 2015, as a result of the Merger. Segment income from operations for the nine months ended December 31, 2015 included $49,327 recognized in sales in connection with a reduction in Merger-related contract fair value liabilities as progress toward completion was realized on certain contracts acquired in the Merger.
Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under FAS and the expense calculated under CAS, merger and acquisition transaction related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The increase in corporate expenses in the nine months ended December 31, 2015 compared to the nine months ended December 28, 2014 was primarily due to amortization expense recorded in the nine months ended December 31, 2015 related to the Merger.
Net Interest Expense (as restated)
Net interest expense for the 2015 transition period was $60,370, a decrease of $7,727 compared to the 2014 comparable nine-month period. The decrease was primarily due to the impact of a decrease in outstanding debt as a result of the repayment of certain indebtedness in connection with the Distribution and Merger, partially offset by accelerated amortization of deferred debt issuance costs related to refinancing our debt during the nine months ended December 31, 2015.
Income Taxes (from Continuing Operations) (as restated)

	Nine Months Ended
	December 31, 2015	Effective Rate	December 28, 2014	Effective Rate	Change
			(unaudited)
Income taxes	$86,913	31.9%	$41,521	27.5%	$45,392
The increase in the current period tax rate is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year period, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year period.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for the 2015 transition period of 31.9% differs from the federal statutory rate of 35.0% due to the Domestic Manufacturing Deduction ("DMD"), the research and development ("R&D") tax credit, and true-up of prior year taxes, partially offset by the change in valuation allowance, state income taxes, and changes in prior-year contingent tax liabilities, which increased the rate.

The effective tax rate for the 2014 comparable period of 27.5% differs from the federal statutory rate of 35.0% due to DMD, the R&D tax credit, a true-up to prior year taxes, and changes in prior year contingent tax liabilities, partially offset by the change in state income taxes, which increased the rate.
Income (Loss) From Continuing Operations, Before Noncontrolling Interest (as restated)
Net income (loss) before noncontrolling interest for the 2015 transition period was $185,300, an increase of $75,800 compared to $109,500 in the 2014 comparable period. This increase was primarily due to the inclusion of Orbital results in the current year period due to the Merger.
Year Ended March 31, 2015 (as restated)
Sales (as restated)

	Years Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Flight Systems Group	$1,093,466	$911,232	$182,234	20.0%
Defense Systems Group	1,832,526	1,916,258	(83,732)	(4.4)
Space Systems Group	410,737	371,200	39,537	10.7
Corporate and Eliminations	(224,070)	(307,979)	83,909	27.2
Total sales	$3,112,659	$2,890,711	$221,948	7.7%
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
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $92,200 in Small Caliber Systems largely due to lower volumes, a decrease in Missile Products of $23,600 primarily due to the absence of a favorable Radford Army Ammunition Plant ("RFAAP") pension segment adjustment recorded in fiscal 2014, partially offset by a favorable contract adjustment in fiscal 2015, and a decrease in Defense Electronics of $19,100 as a result of completing several contracts in fiscal 2015, partially offset by increased sales in Armament Systems of $41,300 resulting from increased foreign sales.
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
Cost of Sales (as restated)

	Years Ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Flight Systems Group	$843,490	$706,413	$137,077	19.4%
Defense Systems Group	1,470,706	1,893,708	(423,002)	(22.3)
Space Systems Group	341,101	304,631	36,470	12.0
Corporate and Eliminations	(243,541)	(304,145)	60,604	19.9
Total cost of sales	$2,411,756	$2,600,607	$(188,851)	(7.3)%
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

Defense Systems Group.    The decrease was driven by lower cost of sales of $37,700 in Missile Products due primarily to a pension segment contract closing adjustment recorded in fiscal 2014 related to the RFAAP, lower cost of sales in Defense Electronics of $30,000 as a result of completing several contracts in fiscal 2015, and a decrease of $396,000 in Small Caliber Systems due primarily to lower sales volume and the forward loss reserve related to the Lake City Contract recorded in the prior year of $342,000, that did not recur in fiscal 2015. These decreases were partially offset by increased cost of sales of $35,700 in Armament Systems resulting from increased foreign sales.
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
Corporate. The change in Corporate and Eliminations was driven by a reduction in sales and cost of sales eliminations resulting from lower sales from the Defense Systems Group to the Sporting Group, reported in discontinued operations. Additionally, the change in Corporate cost of sales was impacted by increased intercompany profit eliminations resulting from post-Merger sales to business units that were formerly a part of Orbital.
Operating Expenses (as restated)

	Years Ended
	March 31, 2015	As a % of Sales	March 31, 2014	As a % of Sales	Change
Research and development	$49,349	1.6%	$48,536	1.7%	$813
Selling	89,941	2.9%	87,554	3.0%	2,387
General and administrative	304,590	9.8%	209,199	7.2%	95,391
Goodwill impairment	34,300	1.1%	3,700	0.1%	30,600
Total	$478,180	15.4%	$348,989	12.0%	$129,191
Operating expenses increased by $129,200 year-over-year primarily due to transaction costs, restructuring charges, and a fourth quarter fiscal 2015 goodwill impairment charge. During fiscal 2015 we incurred $34,900 of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger. Additionally, as a result of the Distribution and Merger we recorded restructuring costs of $25,600 in fiscal 2015 principally in connection with the consolidation of corporate facilities and personnel termination costs associated with management restructuring. The transaction costs and restructuring charges in fiscal 2015 were recorded in general and administrative expenses. During the fourth quarter of fiscal 2015, we recorded a goodwill impairment charge of $34,300 pertaining to our Space Components division in our Space Systems Group, in connection with our annual goodwill impairment analysis.
Income (loss) From Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest (as restated)

	Years Ended
	March 31, 2015	March 31, 2014	Change
Flight Systems Group	$144,847	$110,807	$34,040
Defense Systems Group	185,295	(157,449)	342,744
Space Systems Group	(5,859)	31,117	(36,976)
Corporate	(101,560)	(43,360)	(58,200)
Total	$222,723	$(58,885)	$281,608
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.     Income from operations increased due to increased sales as noted above and profit from a contract termination within Propulsion Systems.
Defense Systems Group.    Income from operations increased due to the forward contract loss reserve related to the Lake City Contract recorded in the prior year of $342,000, that did not recur in fiscal 2015, as well as operating expenses decreased $7,400 in fiscal 2015 compared to fiscal 2014, due to lower research and development spending of $4,100 in Defense Electronics and $3,100 in Armament Systems.

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
Net Interest Expense (as restated)
Net interest expense for fiscal 2015 was $88,900, an increase of $9,100 compared to $79,800 in fiscal 2014. The increase was primarily due to an increase in the average amount of debt outstanding, partially offset by a lower weighted-average interest rate.
Income Taxes (from Continuing Operations) (as restated)

	Years Ended
	March 31, 2015	Effective Rate	March 31, 2014	Effective Rate	Change
Income taxes	$37,299	34.8%	$(74,419)	53.7%	$111,718
The change in the current period tax rate was primarily due to the goodwill impairment and nondeductible transaction costs, partially offset by increased benefits from the DMD, true-up of prior-year taxes, change in valuation allowance and lower state income taxes.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for fiscal 2015 of 34.8% differs from the federal statutory rate of 35.0% due to the DMD, change in prior-year contingent tax liabilities, R&D tax credit, change in valuation allowance and true-up of prior-year taxes , partially offset by goodwill impairment and nondeductible transaction costs which increased the rate.
The effective tax rate for fiscal 2014 of 53.7% is a benefit due to pre-tax losses from continuing operations and differs from the federal statutory rate of 35.0% due to the revaluation of unrecognized tax benefits due to proposed IRS regulations, DMD, R&D tax credit, and state income taxes, partially offset by the true-up of prior year taxes.
Income (Loss) From Continuing Operations, Before Noncontrolling Interest (as restated)
Net income (loss) from continuing operations before noncontrolling interest for fiscal 2015 was $70,000, an increase of $134,200 compared to a loss of $64,200 in fiscal 2014. This increase was primarily due to a $410,800 increase in gross profit primarily attributable to the forward loss reserve related to the Lake City Contract recorded in fiscal 2014, that did not recur in fiscal 2015, as noted above. This increase was offset by an increase in operating expenses of $129,200, a loss on extinguishment of debt of $26,600 in the current year and a $111,700 increase in income tax expense.

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
Cash Flows Summary (as restated)
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized as follows (as restated):

	Nine Months Ended		Years Ended
	December 31, 2015	December 28, 2014	March 31, 2015	March 31, 2014
Cash provided by operating activities of continuing operations	$303,402	$44,451	$190,855	$161,961
Cash (used for) provided by investing activities of continuing operations	(111,094)	(59,203)	332,198	(100,242)
Cash (used for) provided by financing activities of continuing operations	(227,529)	(216,395)	(737,317)	903,254
Net cash flows (used for) provided by continuing operations	$(35,221)	$(231,147)	$(214,264)	$964,973
Operating Activities (as restated)
Net cash provided by operating activities of continuing operations increased $258,951 in the 2015 transition period compared to the 2014 comparable period. This increase was primarily driven by the inclusion of Orbital's operating activities due to the Merger.
Net cash provided by operating activities of continuing operations increased $28,894 in fiscal 2015 compared to fiscal 2014. This increase was driven by increased net income of $134,208 and working capital of $51,333, offset by a decrease in adjustments for non-cash items of $156,647.
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
Financing Activities
Net cash used for financing activities increased $11,134 in the 2015 transition period compared to the 2014 comparable period. This increase was due to increased share repurchases, dividends paid and higher debt payments of $1,063,000, partially offset by additional proceeds from issuance of debt in the 2015 transition period of $1,050,000.
Net cash used for financing activities in fiscal 2015 was $737,317 compared to cash provided by financing activities in fiscal 2014 of $903,254. This decrease of $1,640,571 was due to additional debt issued primarily to finance the acquisitions of Bushnell and Savage in fiscal 2014 of $1,410,000 and higher debt payments in fiscal 2015 of $287,206.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, repay debt, satisfy employee benefit obligations, repurchase shares, pay dividends and complete any strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Term Loan A of the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on outstanding debt.
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
Our indebtedness consisted of the following:

	December 31, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$790,000	$—
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Carrying amount of long-term debt	1,490,000	1,588,501
Unamortized debt issuance costs:
Senior Credit Facility	6,302	14,408
5.25% Senior Notes due 2021	1,915	2,160
5.50% Senior Notes due 2013	5,947	—
Unamortized debt issuance costs	14,164	16,568
Long-term debt less unamortized debt issuance costs	1,475,836	1,571,933
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,435,836	$1,511,936
See Note 10 "Long-term Debt" to the consolidated financial statements in Part II, Item 8 for a detailed discussion of these borrowings.
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
Former Senior Credit Facility
In September 2015, we refinanced and paid off our Former Credit Facility which was comprised of a term loan of $1,160,000, a term loan of $250,000 and a $700,000 revolving credit facility, all of which were to mature from 2018 to 2020.
Rank and Guarantees
The 5.50% Notes and the 5.25% Notes are our general unsecured and unsubordinated obligations and rank equally in right of payment to all of our existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of our existing and future subordinated indebtedness and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.25% Notes and the 5.50% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of our domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by Orbital ATK, Inc. which has no independent operations or material assets.
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

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at December 31, 2015 (as restated)	2.41	8.86
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
Impact of the Restatement on Credit Facility Covenants
As a result of the Restatement, the Company was unable to file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"). The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under the Senior Credit Facility for filing with the SEC the 2016 Quarterly Reports as well as an amended Form 10-Q for the fiscal quarter ended April 3, 2016 and the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-K/A based on the Company's restated financial results.
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, our Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. On October 29, 2015, our Board of Directors further increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares and extended the repurchase period to December 31, 2016. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 1,008,445 shares for $75.8 million during the 2015 transition period.
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

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2015 (as restated):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual obligations - by payment period:
Long-term debt	$1,490,000	$40,000	$80,000	$670,000	$700,000
Interest on debt (1)	337,080	53,734	104,751	96,845	81,750
Operating leases	371,823	72,822	116,244	91,824	90,933
Environmental remediation costs, net	23,588	2,484	580	4,196	16,328
Pension and other postretirement plan contributions	556,800	53,900	224,200	150,300	128,400
Total contractual obligations, net	$2,779,291	$222,940	$525,775	$1,013,165	$1,017,411
Other commercial commitments - by expiration period:
Letters of credit	$146,477	$63,830	$37,719	$9,323	$35,605
_________________________________________

(1)	Includes interest on variable rate debt calculated based on interest rates at December 31, 2015. Variable rate debt was 53% of our total debt at December 31, 2015.
The total liability for uncertain tax positions at December 31, 2015 was $82,643 (see Note 12), $3,015 of which could be paid within 12 months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent uncertain tax position obligations.
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
Putative class action and derivative lawsuits challenging the merger of Orbital and our company were filed in the Court of Chancery of the State of Delaware in May 2014, naming Orbital, our company and Orbital’s directors.  On November 14, 2014, the lawsuits were consolidated by the court under the caption In Re Orbital Corporation Stockholder Litigation.  The plaintiffs alleged, among other things, that the directors of Orbital breached their fiduciary duties in connection with the Merger and alleged that we aided and abetted such breaches of fiduciary duty.  On January 16, 2015, the parties entered into a memorandum of understanding (the “MOU”) regarding the settlement of this matter. Pursuant to the terms of the MOU, we and Orbital made additional information available to Orbital's stockholders in connection with the Merger vote. On February 2, 2016, the case was dismissed.

On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr v. Orbital ATK, Inc., et al., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant. The complaint seeks a determination that this matter is a proper class action and certifying the plaintiff as the class representative, an award of damages, an award of reasonable costs and expenses of trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.
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
We expect that a portion of the environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure primarily relates to changes in interest rates, foreign currency exchange rates and certain commodity prices. To mitigate the risks from interest rate exposure, we occasionally enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We also use derivatives to hedge foreign currency exchange rates and commodity price risks but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding financial instruments is contained in Notes 1 and 4 to the consolidated financial statements.
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
Significant increases in commodities prices can negatively impact operating results with respect to our firm fixed-price contract to supply the DoD's small-caliber ammunition needs and our sales within commercial ammunition. Accordingly, we have entered into futures contracts in order to reduce the impact of metal price fluctuations. The majority of the impact has been mitigated on the contract with the U.S. Army by the terms within that contract. We have entered into futures contracts and purchase orders for the current expected production requirements for both the small-caliber ammunition supply contract and the production of commercial ammunition, thereby mitigating near term market risk; however, if metal prices exceed pre-determined levels, Defense Systems Group's operating results could be adversely impacted.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.
In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of comprehensive income (loss), of equity, and of cash flows for the nine months then ended present fairly, in all material respects, the financial position of Orbital ATK, Inc. and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the nine months then ended in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 because of the material weaknesses related to (i) an ineffective control environment, as the Company did not establish and maintain accounting policies and procedures related to complex transactions, (ii) not maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience, and training, (iii) not designing and maintaining appropriate controls to ensure completeness and accuracy of purchase accounting, specifically related to the percentage of completion used to recognize revenue, and (iv) not maintaining controls over the integration of accounting operations of combined businesses including the preparation, analysis and review of accounts. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to (v) an ineffective control environment at its Defense Systems Group and its Small Caliber Systems Division, and (vi) not designing and maintaining controls at the Small Caliber Systems Division related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue recognition also existed as of December 31, 2015. Accordingly, management’s report and our opinion on the effectiveness of internal control over financial reporting have been restated to include these additional material weaknesses. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment, as the Company did not establish and maintain accounting policies and procedures related to complex transactions, (ii) not maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience, and training, (iii) not designing and maintaining appropriate controls to ensure completeness and accuracy of purchase accounting, specifically related to the percentage of completion used to recognize revenue, (iv) not maintaining controls over the integration of accounting operations of combined businesses including the preparation, analysis and review of accounts, (v) an ineffective control environment at its Defense Systems Group and its Small Caliber Systems Division, and (vi) not designing and maintaining controls at the Small Caliber Systems Division related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the nine-months ended December 31, 2015 to correct misstatements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issue costs in 2016 and the manner in which it classifies deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
March 15, 2016, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, and the effects of the change in the manner in which the Company classifies debt issue costs as discussed in Note 1, as to which the date is February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.:
We have audited the accompanying consolidated balance sheet of Orbital ATK, Inc. and subsidiaries (the "Company") as of March 31, 2015, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to correct misstatements.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 29, 2015 (February 23, 2017 as to the effects of the restatement discussed in Note 2)

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended	Years Ended
(Amounts in thousands except per share data)	December 31, 2015	March 31, 2015	March 31, 2014
	As Restated (1)	As Restated (1)	As Restated (1)
Sales	$3,391,384	$3,112,659	$2,890,711
Cost of sales	2,717,236	2,411,756	2,600,607
Gross profit	674,148	700,903	290,104
Operating expenses:
Research and development	83,209	49,349	48,536
Selling	88,177	89,941	87,554
General and administrative	220,157	304,590	209,199
Goodwill impairment	—	34,300	3,700
Gain on settlement	50,000	—	—
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	332,605	222,723	(58,885)
Interest expense, net	(60,370)	(88,848)	(79,792)
Loss on extinguishment of debt	—	(26,626)	—
Income (loss) from continuing operations, before income taxes and noncontrolling interest	272,235	107,249	(138,677)
Income taxes	86,913	37,299	(74,419)
Income (loss) from continuing operations, before noncontrolling interest	185,322	69,950	(64,258)
Less net income attributable to noncontrolling interest	143	99	171
Income (loss) from continuing operations of Orbital ATK, Inc.	185,179	69,851	(64,429)
Discontinued operations:
Income from discontinued operations, before income taxes	—	205,463	288,349
Income taxes	(1,008)	80,414	106,886
Income from discontinued operations	1,008	125,049	181,463
Net income attributable to Orbital ATK, Inc.	$186,187	$194,900	$117,034

Basic earnings (loss) per common share from:
Continuing operations	$3.12	$1.96	$(2.03)
Discontinued operations	0.02	3.53	5.73
Net income attributable to Orbital ATK, Inc.	$3.14	$5.49	$3.70
Weighted-average number of common shares outstanding	59,358	35,469	31,671
Diluted earnings (loss) per common share from:
Continuing operations	$3.09	$1.93	$(1.97)
Discontinued operations	0.02	3.46	5.55
Net income attributable to Orbital ATK, Inc.	$3.11	$5.39	$3.58
Weighted-average number of diluted common shares outstanding	59,915	36,140	32,723
Cash dividends paid per common share	$0.78	$1.28	$1.10
Comprehensive income:
Net income attributable to: Orbital ATK, Inc. and noncontrolling interest	$186,330	$194,999	$117,205
Other comprehensive income (loss), net of tax (expense) benefit:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income, net of taxes of $8,073, $11,740 and $11,240, respectively	(13,004)	(18,906)	(18,125)
Net actuarial loss for pension and postretirement benefit plans recorded to net income, net of taxes of $(43,887), $(8,186) and $(56,791), respectively	70,550	13,841	91,387
Valuation adjustment for pension and postretirement benefit plans, net of taxes of $(2,924), $139,583, and $(48,772), respectively	4,805	(224,389)	78,522
Change in fair value of derivatives, net of taxes of $624, $(1,866) and $1,771, respectively	(986)	2,949	(2,830)
Other, net of taxes of $(231), $(151) and $(29), respectively	375	238	46
Change in cumulative translation adjustment, net of taxes of $0, $0 and $942, respectively	—	(36,796)	(1,505)
Total other comprehensive income (loss)	61,740	(263,063)	147,495
Comprehensive income (loss)	248,070	(68,064)	264,700
Less comprehensive income attributable to noncontrolling interest	143	99	171
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$247,927	$(68,163)	$264,529
Note: earnings per share amounts may not recalculate due to rounding.
(1) See Note 2 - Restatement
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)	December 31, 2015	March 31, 2015
	As Restated (1)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$104,032	$139,253
Net receivables	1,670,821	1,696,529
Net inventories	213,212	196,114
Income taxes receivable	50,769	31,415
Deferred income taxes	—	211,721
Other current assets	89,645	118,491
Total current assets	2,128,479	2,393,523
Net property, plant, and equipment	761,694	769,050
Goodwill	1,828,366	1,862,255
Net intangibles	147,156	165,207
Deferred income taxes	318,538	145,036
Other noncurrent assets	139,462	142,461
Total assets	$5,323,695	$5,477,532
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$59,997
Accounts payable	130,812	158,137
Contract-related liabilities	381,712	358,518
Contract loss reserve	235,841	262,324
Contract advances and allowances	172,046	173,198
Accrued compensation	127,928	144,185
Other current liabilities	166,096	220,749
Total current liabilities	1,254,435	1,377,108
Long-term debt	1,435,836	1,511,936
Postretirement and postemployment benefits	59,202	74,658
Pension	761,632	851,001
Other noncurrent liabilities	127,152	141,433
Total liabilities	3,638,257	3,956,136
Commitments and contingencies (Notes 11, 13 and 14)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,729,995 shares held December 31, 2015 and 59,427,942 shares at March 31, 2015	587	594
Additional paid-in-capital	2,187,940	2,182,814
Retained earnings	1,043,043	894,008
Accumulated other comprehensive loss	(785,908)	(847,648)
Common stock in treasury, at cost— 10,205,029 shares held at December 31, 2015 and 9,507,082 shares held at March 31, 2015	(771,029)	(719,034)
Total Orbital ATK, Inc. stockholders' equity	1,674,633	1,510,734
Noncontrolling interest	10,805	10,662
Total equity	1,685,438	1,521,396
Total liabilities and equity	$5,323,695	$5,477,532
(1) See Note 2 - Restatement
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended	Years Ended
(Amounts in thousands)	December 31, 2015	March 31, 2015	March 31, 2014
	As Restated (1)	As Restated (1)	As Restated (1)
Operating Activities
Continuing operations:
Net income	$186,330	$194,999	$117,205
Net income from discontinued operations	(1,008)	(125,049)	(181,463)
Income (loss) from continuing operations	185,322	69,950	(64,258)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	89,374	72,843	69,192
Amortization of intangible assets	33,371	9,263	3,112
Amortization of debt discount	—	3,212	7,364
Amortization and write-off of deferred financing costs	12,666	5,157	10,222
Goodwill impairment	—	34,300	3,700
Fixed Asset impairment	7,619	17,559	23,369
Loss on the extinguishment of debt	—	26,626	—
Deferred income taxes	57,587	12,378	(113,001)
Forward loss	—	—	342,000
Loss on disposal of property	11,197	2,114	594
Share-based plans expense	19,589	25,325	12,701
Excess tax benefits from share-based plans	(4,997)	(7,004)	(833)
Changes in assets and liabilities:
Net receivables	16,839	9,736	79,827
Net inventories	(15,598)	13,570	(63,437)
Accounts payable	(29,276)	55,710	(71,314)
Contract advances and allowances	(1,152)	(5,635)	(44,107)
Contract loss reserve	(26,697)	(74,468)	(45,060)
Accrued compensation	(10,243)	(31,293)	(16,362)
Contract-related liabilities	(19,435)	94,520	(13,725)
Pension and other postretirement benefits	(3,736)	(41,569)	70,750
Other assets and liabilities	(19,028)	(101,439)	(28,773)
Cash provided by operating activities of continuing operations	303,402	190,855	161,961
Cash provided by operating activities of discontinued operations	—	120,476	226,060
Cash provided by operating activities	303,402	311,331	388,021
Investing Activities
Continuing operations:
Capital expenditures	(104,634)	(112,704)	(105,730)
Cash acquired in Merger with Orbital	—	253,734	—
Cash dividend (refunded to) received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	(6,500)	188,878	—
Proceeds from the disposition of property plant and equipment	40	2,290	5,488
Cash (used for) provided by investing activities of continuing operations	(111,094)	332,198	(100,242)
Cash used for investing activities of discontinued operations	—	(30,585)	(1,341,747)
Cash (used for) provided by investing activities	(111,094)	301,613	(1,441,989)
Financing Activities
Continuing operations:
Credit facility borrowings	745,000	878,000	280,000
Credit facility payments	(745,000)	(878,000)	(280,000)
Payments made on bank debt	(24,999)	(58,249)	(38,263)
Payments made to extinguish debt	(1,273,502)	(777,220)	(510,000)
Proceeds from issuance of long-term debt	1,200,000	150,000	1,560,000

Payments made for debt issue costs	(10,262)	(1,008)	(21,641)
Purchase of treasury shares	(81,344)	(16,788)	(53,270)
Dividends paid	(46,103)	(41,056)	(35,134)
Proceeds from employee stock compensation plans	3,684	—	729
Excess tax benefits from share-based plans	4,997	7,004	833
Cash (used for) provided by financing activities of continuing operations	(227,529)	(737,317)	903,254
Effect of foreign currency exchange rate fluctuations on cash	—	(3,006)	58
Decrease in cash and cash equivalents	(35,221)	(127,379)	(150,656)
Cash and cash equivalents at beginning of period	139,253	266,632	417,288
Cash and cash equivalents at end of period	$104,032	$139,253	$266,632

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$40,900	$77,630	$54,426
Cash paid for income taxes, net	26,458	143,108	136,295
Noncash financing activity:
Issuance of shares for noncash assets and liabilities of Orbital	$—	$1,504,243	$—
Noncash investing activity:
Capital expenditures included in accounts payable of continuing operations	$4,515	$2,567	$8,645
(1) See Note 2 - Restatement
   See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands except share data)	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, March 31, 2013 (as restated) (1)	32,318,295	$323	$534,137	$2,462,114	$(828,304)	$(687,470)	$10,392	$1,491,192
Comprehensive income (As Restated) (1)	—	—	—	117,034	147,495	—	171	264,700
Exercise of stock options	13,173	—	(252)	—	—	981	—	729
Restricted stock grants	116,533	—	(9,517)	—	—	9,517	—	—
Share-based compensation	—	—	12,701	—	—	—	—	12,701
Treasury stock purchased	(609,922)	—	—	—	—	(52,130)	—	(52,130)
Shares issued net of treasury stock withheld	34,138	—	(3,856)	—	—	2,450	—	(1,406)
Tax benefit related to share based plans and other	—	—	94	—	—	—	—	94
Dividends	—	—	—	(35,134)	—	—	—	(35,134)
Employee benefit plans and other	(29,575)	(5)	708	—	—	(4,561)	—	(3,858)
Balance, March 31, 2014 (as restated) (1)	31,842,642	318	534,015	2,544,014	(680,809)	(731,213)	10,563	1,676,888
Comprehensive income (loss) (as restated) (1)	—	—	—	194,900	(263,063)	—	99	(68,064)
Restricted stock grants	128,316	—	(10,850)	—	—	10,850	—	—
Share-based compensation	—	—	25,325	—	—	—	—	25,325
Shares issued net of treasury stock withheld	150,658	—	(19,381)	—	—	8,766	—	(10,615)
Tax benefit related to share based plans and other	—	—	6,445	—	—	—	—	6,445
Dividends	—	—	—	(56,507)	—	—	—	(56,507)
Employee benefit plans and other	(73,179)	2	1,264	—	—	(7,437)	—	(6,171)
Convertible debt premium, net of tax of $43,170	20,678	—	(111,707)	—	—	—	—	(111,707)
Distribution of Sporting Group (as restated)	—	—	—	(1,788,399)	96,224	—	—	(1,692,175)
Merger with Orbital	27,358,827	274	1,757,703	—	—	—	—	1,757,977
Balance, March 31, 2015 (as restated)	59,427,942	594	2,182,814	894,008	(847,648)	(719,034)	10,662	1,521,396
Comprehensive income (as restated) (1)	—	—	—	186,187	61,740	—	143	248,070
Exercise of stock options	121,477	—	(5,502)	—	—	9,186	—	3,684
Restricted stock grants	67,529	—	(6,509)	—	—	6,509	—	—
Share-based compensation	—	—	19,589	—	—	—	—	19,589
Treasury stock purchased	(1,008,445)	—	—	—	—	(75,795)	—	(75,795)
Shares issued net of treasury stock withheld	125,717	—	(15,127)	—	—	9,904	—	(5,223)
Tax benefit related to share based plans and other	—	—	11,188	—	—	—	—	11,188
Distribution of Sporting Group	—	—	—	(6,500)	—	—	—	(6,500)
Dividends	—	—	—	(30,652)	—	—	—	(30,652)
Employee benefit plans and other	(4,225)	(7)	1,487	—	—	(1,799)	—	(319)
Balance, December 31, 2015 (as restated) (1)	58,729,995	$587	$2,187,940	$1,043,043	$(785,908)	$(771,029)	$10,805	$1,685,438
(1) See Note 2 - Restatement
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
On February 9, 2015, the Company completed a tax-free spin-off of and distribution of its former Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). These transactions are discussed in greater detail in Note 5. Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital are included in the Company's consolidated financial statements since the date of the Merger.
Basis of Presentation.  The consolidated financial statements of the Company include all majority-owned affiliates. Intercompany transactions and accounts have been eliminated. The business formerly comprising Sporting Group is presented as discontinued operations - See Note 5.
Fiscal Year.  The Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31, beginning January 1, 2016. As a result, the current fiscal period is a nine-month transition period ended on December 31, 2015. In these consolidated statements, including the notes thereto, the current period financial results ended December 31, 2015 are for a nine-month period. Audited results for the twelve months ended March 31, 2015 and 2014 are both for twelve-month periods. In addition, the Company's consolidated statements of comprehensive income (loss) and consolidated statements of cash flows include unaudited comparative amounts for the nine-month period ended December 28, 2014. All references herein to a fiscal year prior to December 31, 2015 refer to the twelve months ended March 31 of such year.
Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Restatement of Previously Issued Consolidated Financial Statements. In this Amended Transition Report on Form 10-K/A, the Company restated its consolidated financial statements for the nine-month transition period ended December 31, 2015 ("2015 transition period"), fiscal year ended March 31, 2015 ("fiscal 2015"), fiscal year ended March 31, 2014 ("fiscal 2014"), the quarters in the 2015 transition period and fiscal 2015 to correct errors in prior periods primarily related to (i) errors identified in estimating contract costs at completion on a certain long-term contract accounted for under the percentage of completion revenue recognition method causing a forward loss provision to not be identified timely and recorded in prior periods; (ii) correcting the Company’s accounting policy for measurement of forward loss provisions; and (iii) certain other immaterial misstatements. In the consolidated financial statements, the impacts of the restatement for fiscal 2013 are reflected in this Amendment as an adjustment to the beginning retained earnings for fiscal 2014.
See Note 2-"Restatement," for additional information regarding the errors identified in this Amended Transition Report and the restatement adjustments made to the Consolidated Financial Statements. These newly identified errors further restate the unaudited periods that were restated in the Company's Transition Report on Form 10-K for the nine month period ending December 31, 2015, previously filed on March 15, 2016 ("Original Filing").
In the Original Filing, certain financial information for the quarters ended July 5, 2015 and October 4, 2015 was restated. The restated financial information related to the following errors: (i) acquisition adjustments - corrections resulting from the application of purchase accounting with respect to certain long-term contracts, which are accounted for under the percentage-of-completion method that should be based on the estimate of remaining effort on such contracts at the acquisition date instead of the inception-to-date progress of each contract. These errors further resulted in reporting the settlement gain on the CRS1 contract as a discrete component of income from continuing operations and (ii) accounting review and analysis adjustments - corrections resulting from the reconciliation and analysis of certain accounts.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Sales by customer were as follows:

	Percentage of Sales
	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
	As Restated	As Restated	As Restated
Sales to:
U.S. Army	15%	26%	32%
U.S. Navy	11	15	17
NASA	23	13	14
U.S. Air Force	4	7	7
Other U.S. Government customers	17	14	14
Total U.S. Government customers	70	75	84
Commercial and foreign customers	30	25	16
Total	100%	100%	100%
Long-term Contracts—Substantially all of the Company's sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of the Company's total revenue is accounted for using the cost-to-cost method of accounting.
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $38,000 (as restated) in the 2015 transition period, approximately $92,000 (as restated) in fiscal 2015, and approximately $83,000 in fiscal 2014 (excluding the incremental loss on the Lake City Contract in 2014 that is disclosed separately). The aggregate net changes in contract estimates are reflective of the correction in accounting policy for determining a forward loss and any other resulting impact from the errors being corrected in the Restatement (see section above "Restatement of Previously issued Consolidated Financial Statements"). The adjustments recorded during the 2015 transition period were primarily driven by higher profit expectations in the Propulsion Systems and Aerospace Structures divisions. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronic, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions. The adjustments recorded during fiscal 2014 were primarily driven by higher profit expectations in the Small Caliber Systems division and for programs in the Propulsion Systems division. Estimated costs to complete on loss contracts at December 31, 2015 and March 31, 2015 are $1,392,218 and $1,505,084, respectively.
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
Net Inventories.    Inventories are stated at the lower of cost or market. Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling, and other related costs incurred to date, reduced by amounts associated with recognized sales. Recorded amounts for raw materials, work in process and finished goods are generally determined using the average cost method.
Net inventories consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated
Raw materials	$88,365	$69,112
Work/contracts in process	124,315	126,038
Finished goods	532	964
Net inventories	$213,212	$196,114
Progress payments received from customers relating to the uncompleted portions of contracts are offset against unbilled receivable balances or applicable inventories. Any remaining progress payment balances are classified as contract advances.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Changes in allowances for excess and obsolete inventory were as follows (as restated):

Balance, March 31, 2014	$13,257
Expense	993
Write-offs	652
Other adjustments	2,110
Balance, March 31, 2015	17,012
Expense	3,082
Other adjustments	3,613
Balance, December 31, 2015	$23,707
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
Identifiable Intangible Assets—The Company's primary identifiable intangible assets consist of contract backlog intangible assets recorded as part of the Orbital merger transaction, discussed in Note 5. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on January 1, or more frequently if events warrant.
Treasury Stock. Under the Company’s share repurchase program, the Company can repurchase common stock to be held in treasury. Treasury stock is accounted for using the cost method. Shares held in treasury may be reissued to satisfy (i) the payment of performance awards, total stockholder return performance awards ("TSR awards") and restricted stock units, (ii) the grant of restricted stock and (iii) the exercise of stock options. When treasury stock is reissued, the value is determined using a weighted-average basis.
Stock-based Compensation.    The Company's stock-based compensation plans, which are described more fully in Note 15, provide for the grant of various types of stock-based incentive awards, including performance awards, TSR awards, restricted stock, and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on the Company's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on the Company's results of operations.
Performance awards are valued at the fair value of the Company stock at the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The Company uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized in income over the vesting period. Restricted stock issued vests over periods ranging from 1 to 3 years and is valued based on the market value of the Company stock on the grant date. The estimated grant date fair value of stock options is recognized in income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. See Note 15 for further details.
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
Derivative Instruments and Hedging Activities.    From time to time, the Company uses derivative instruments, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities, foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency and interest rate swaps to manage interest rate risk on debt. The Company does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, the Company documents the relationship between the derivative instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. The Company assesses, both at the derivative's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the fair value of the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings in the same account in which the hedged item is recognized when the hedged item impacts earnings, and the cash flows from the effective portion of cash flow hedges are classified in the same section of the cash flows as the hedged item. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings, and the cash flows from the ineffective portion of cash flow hedges are classified as investing activities. The Company's current derivatives are designated as cash flow hedges. See Note 4 for further details.
Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards (see Note 15) and contingently issuable shares related to the Company's Convertible Senior Subordinated Notes (see Note 10) during each period presented, which, if exercised, earned, or converted, would have a dilutive effect on earnings per share.
Weighted-average shares outstanding were determined as follows:

	Nine Months Ended December 31, 2015	Years Ended
In thousands		March 31, 2015	March 31, 2014
Basic	59,358	35,469	31,671
Dilutive effect of stock-based awards	557	377	376
Dilutive effect of contingently issuable shares	—	294	676
Diluted	59,915	36,140	32,723
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	91	73	45

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Accumulated Other Comprehensive Income (Loss) ("AOCI").    Changes in AOCI, net of income taxes, were as follows:

	Nine Months Ended December 31, 2015				Year Ended March 31, 2015
	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Cumulative Translation Adjustment	Total
Beginning of period unrealized gain (loss) in AOCI	$(2,073)	$(846,645)	$1,070	$(847,648)	$(5,022)	$(675,114)	$832	$(1,505)	$(680,809)
Net decrease in fair value of derivatives	(5,654)	—	—	(5,654)	(8,097)	—	—	—	(8,097)
Net losses reclassified from AOCI, offsetting the price paid to suppliers (1)	4,668	—	—	4,668	11,046	—	—	—	11,046
Net losses reclassified from AOCI, due to ineffectiveness (1)	—	—	—	—	—	—	—	—	—
Net actuarial losses reclassified from AOCI (2)	—	70,550	—	70,550	—	13,841	—	—	13,841
Prior service costs reclassified from AOCI (2)	—	(13,004)	—	(13,004)	—	(18,906)	—	—	(18,906)
Valuation adjustment for pension and postretirement benefit plans (2)	—	4,805	—	4,805	—	(224,389)	—	—	(224,389)
Net change in cumulative translation adjustment	—	—	—	—	—	—	—	(36,796)	(36,796)
Other	—	—	375	375	—	—	238	—	238
Distribution of Sporting (3)	—	—	—	—	—	57,923	—	38,301	96,224
End of period unrealized gain (loss) in AOCI	$(3,059)	$(784,294)	$1,445	$(785,908)	$(2,073)	$(846,645)	$1,070	$—	$(847,648)
_________________________________________

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)	Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 11).

(3)	Amounts related to Sporting Group prior to the Distribution (Note 5).
There was no ineffectiveness recognized in earnings for these contracts during any fiscal year presented. The Company expects that any unrealized gains and losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
Fair Value of Non-financial Instruments. The carrying amounts of receivables, inventory, accounts payable, accrued liabilities and other current assets and liabilities, approximate fair values due to the short maturity of these instruments. See Note 3 for additional disclosure regarding fair value of financial instruments.
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
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments in purchase

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

accounting. The new standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This new standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company has elected to early adopt this new standard as of December 31, 2015. See Note 5.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU will be effective retrospectively for the Company for interim and annual periods beginning after December 15, 2015. The adoption of this new standard is not expected to have an impact on the Company's consolidated financial statements but will impact certain disclosures. The Company adopted this ASU on a retrospective basis during the Company's first quarter ended April 3, 2016 and the retrospective application of the ASU is being reflected in this amended filing. The new standard removed the fair value hierarchy disclosure for the Company's investment in marketable securities.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. and in August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs related to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of these new standards will impact the presentation of the net debt issuance costs included in Note 10. The Company adopted this ASU on a retrospective basis during the Company's first quarter ended April 3, 2016 and the retrospective application of the ASU is being reflected in this amended filing. This resulted in a reclassification of debt issuance costs related to the Company's notes of $14,000 from "Other noncurrent assets" to "Long-term debt, net of current portion" in the Company's consolidated balance sheets as of December 31, 2015 and reclassification of $17,000 from "Other noncurrent assets" to "Long-term debt, net of current portion" in the Company's consolidated balance sheets as of March 31, 2015.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which simplifies the consolidation evaluation process by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective for interim and annual periods beginning after December 15, 2015. The Company adopted this ASU during the Company's first quarter ended April 3, 2016 and the adoption did not have a material impact on the Company's consolidated financial statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

2. Restatement
The Company restated its consolidated financial statements for the 2015 transition period, fiscal 2015, fiscal 2014, the quarters in the 2015 transition period and fiscal 2015 (the "Restatement"). The Restatement corrects misstatements primarily related to (i) the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant ("LCAAP") causing a forward loss provision to not be identified timely and recorded in prior periods; and (ii) correcting the Company’s accounting policy for measurement of forward loss provisions. In the consolidated financial statements, the impacts of the restatement for fiscal 2013 are reflected in this Amendment as an adjustment to the beginning retained earnings for fiscal 2014.
The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. The investigation is complete.
Based on the internal investigation, the Audit Committee and senior management concluded as follows: Certain personnel at the Small Caliber Systems Division and, in some cases, Defense Systems Group, acted inappropriately and failed to adhere to the high standards established in the Company’s policies and expected by senior management and the Board of Directors. Specifically, with respect to the Lake City Contract: (a) there likely was a bias toward maintaining a targeted profit rate; (b) in some cases, there appears to have been inappropriate use of management reserves to maintain the targeted profit rate; (c) some members of the Small Caliber Systems Division finance staff failed to follow up and inquire further into indicators that cost overruns were occurring, and if such inquiries had been made, it could have led to further contemporaneous discussion and an earlier conclusion that the Lake City Contract was in a forward loss position; and (d) negative information was suppressed, and concerns at the Small Caliber Systems Division about cost overruns were not escalated appropriately to higher-level Company management or finance staff, nor were they communicated to the Audit Committee, the Board of Directors or the independent registered public accounting firms.

The Lake City Contract is within the Small Caliber Systems Division, a business unit within the Company’s Defense Systems Group, and is a fixed price contract accounted for under the percentage of completion revenue recognition method. The Lake City Contract was entered into in September 2012. It has an initial term of seven years plus the possibility of an award term extension of an additional three years if by July 17, 2017 the Company does not provide written notice of rejection to the U.S. Army. It is probable that the Company will provide written notice of rejection to the U.S. Army. As a result, the Restatement presents the total estimated forward loss provision for the initial seven-year term.

Management identified that the underlying contract costs estimated at completion for the Lake City Contract in prior periods contained misstatements which, when corrected, resulted in the Lake City Contract’s estimated costs at completion exceeding the contracted revenues. This necessitated a forward loss charge for the seven-year term of the Lake City Contract to be recorded for the entire anticipated forward loss on the contract in the period in which the loss became evident. The Company determined that $31,500 of the loss was evident at contract signing (second quarter of fiscal 2013) and $342,000 became evident at the time of initial production (second quarter of fiscal 2014) and restated those periods and the consequential impact in subsequent periods. The $31,500 loss recorded at contract signing was the projected operating loss at that time after the inclusion of the related risks and opportunities on the Lake City Contract. The remaining $342,000 loss recorded at the time of first production was the result of updated estimates when it should have been apparent at that time that the previously expected cost reductions would not be fully realized.

As a result of this contract loss, the Company determined that the goodwill for the Small Caliber Systems reporting unit of $3,700 was impaired due to the implied fair value of the reporting unit being less than the carrying value and has written down the entire carrying value of the goodwill to zero in fiscal 2014. Additionally due to the contract loss identified at the Lake City facility, the Company recognized an impairment charge for the long lived assets capitalized for the Lake City Ammunition Plant asset group in fiscal 2014. Subsequent to the impairments, costs incurred for the purchase or construction of additional long-lived assets related to this contract were expensed in the periods incurred, as such costs will not be recovered, and the depreciation expense recorded in subsequent periods was revised. The impairment charge recognized on long lived assets was $7,619, $17,559 and $23,369 in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively.
The Company corrected its accounting policy from measurement of a forward loss provision based on gross profit to measurement based on gross profit along with general and administrative costs and adjusted the previously recorded forward loss provisions. The Company's prior accounting policy for measurement of a forward loss excluded general and administrative

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

costs from the forward loss determination resulting in an incorrect measurement of a forward loss as these costs should be included in the measurement. The aggregate impact of this correction to the contract loss reserve liability, excluding the adjustment for the Lake City Contract, was an increase of $5,419 and $2,945 at December 31, 2015 and March 31, 2015, respectively. As part of the correction in accounting policy, the Company also reclassified certain forward loss provisions recorded in net receivables to the contract loss reserve liability.
In addition to the matters in (i) and (ii) described above, the Company also corrected for (iii) certain immaterial out of period adjustments previously recorded in the Original Filing that related to misstatements in the application of purchase accounting with respect to acquired long-term contracts accounted for under the percentage of completion revenue recognition method as well as purchase price allocation misstatements; and (iv) immaterial misstatements, including misstatements in certain footnotes, identified during an account review and analysis exercise.
The immaterial out of period adjustments referred to in (iii) above were previously recorded in the Original Filing and primarily relate to errors in the application of purchase accounting. In the Original Filing, the Company recorded the correction of certain immaterial errors related to fiscal 2015 as an out of period adjustment in the restatement adjustment for the quarter ending July 5, 2015 (during the 2015 transition period); this Restatement reflects the out of period adjustments in the appropriate period (fiscal 2015). The effect of this adjustment resulted in a decrease of $8,471 for fiscal 2015 in Income (Loss) from Continuing Operations before Taxes and Noncontrolling Interest and a corresponding increase for the 2015 transition period. Additionally, the Company reflected purchase accounting allocation balance sheet adjustments that were recorded in the Original Filing in the restatement adjustment for the quarter ending July 5, 2015 (during the 2015 transition period) in the appropriate period (fiscal 2015) in this Restatement.
The immaterial account review and analysis adjustments referred to in (iv) above were made in the Restatement and related to post acquisition accounting for fixed assets, the spin-off and Distribution of the Company's former Sporting Group, revenue recognition and various other matters, including footnote disclosures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

A summary of the impact of these matters on income (loss) from continuing operations, before income taxes and noncontrolling interest is presented below:

	Increase / (Decrease) Restatement Impact
	Nine Months Ended December 31, 2015	Years Ended March 31,
		2015	2014
Lake City Contract Loss and Related Adjustments:
Sales	$(12,995)	$(58,008)	$(34,526)
Cost of sales	$(24,911)	$(57,567)	$322,495
Gross profit	$11,916	$(441)	$(357,021)
Income (loss) from continuing operations, before interest expense, income taxes and noncontrolling interest	$11,916	$(441)	$(360,721)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	$11,916	$(441)	$(360,721)

Contract Loss Reserve Adjustment:
Sales	$—	$—	$—
Cost of sales	$2,474	$(743)	$182
Gross profit	$(2,474)	$743	$(182)
Income (loss) from continuing operations, before interest expense, income taxes and noncontrolling interest	$(2,474)	$743	$(182)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	$(2,474)	$743	$(182)

Account Review and Analysis and Other:
Sales	$5,290	$(3,300)	$—
Cost of sales	$9,775	$201	$(9)
Gross profit	$(4,485)	$(3,501)	$9
General and administrative	$(5,261)	$6,031	$(52)
Income (loss) from continuing operations, before interest expense, income taxes and noncontrolling interest	$776	$(9,532)	$61
Income (loss) from continuing operations, before income taxes and noncontrolling interest	$(2,431)	$(9,704)	$61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

A summary of the impact of these matters on the consolidated balance sheets is presented below, excluding any associated tax effect from the restatement adjustments in the aggregate:

	Increase / (Decrease) Restatement Impact
	December 31, 2015	March 31, 2015
Lake City Contract Loss and Related Adjustments:
Net receivables	$(105,529)	$(92,534)
Total current assets	$(105,529)	$(92,534)
Net property, plant & equipment	$(41,855)	$(37,594)
Total assets	$(151,084)	$(133,828)
Contract loss reserve	$229,663	$258,834
Total current liabilities	$229,663	$258,834
Total liabilities	$229,663	$258,834

Contract Loss Reserve Adjustment:
Net receivables	$759	$545
Total current assets	$759	$545
Net property, plant & equipment	$—	$—
Total assets	$759	$545
Contract loss reserve	$6,178	$3,490
Total current liabilities	$6,178	$3,490
Total liabilities	$6,178	$3,490

Account Review and Analysis and Other:
Net receivables	$(8,843)	$(5,038)
Total current assets	$(7,174)	$(7,631)
Net property, plant and equipment	$(2,639)	$(413)
Goodwill	$—	$(9,314)
Other noncurrent assets	$(6,773)	$(7,005)
Total assets	$(15,671)	$(30,380)
Contract-related liabilities	$40,824	$1,222
Accrued compensation	$2,650	$8,657
Total current liabilities	$51,634	$18,000
Other noncurrent liabilities	$(40,434)	$(24,173)
Total liabilities	$11,200	$(6,173)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The restatement adjustments related to fiscal 2013 are reflected in the beginning retained earnings in the consolidated financial statements for fiscal 2014. The cumulative impact of these adjustments decreased retained earnings by approximately $21,000 at the beginning of fiscal 2014. The restatement adjustments were tax effected and any tax adjustments reflected in the consolidated financial statements relate entirely to the tax effect on the restatement adjustments. The correction of the errors described above resulted in the following summary of impact by period to the previously issued consolidated financial statements:

Net income (loss) attributable to Orbital ATK, Inc.	Increase / (Decrease) Restatement Impact
Nine month period ending December 31, 2015	$3,757
Fiscal 2015	$(7,584)
Fiscal 2014	$(223,881)

	Increase / (Decrease) Restatement Impact
(including the associated tax effect from the restatement adjustments)	Total Assets	Total Liabilities
As of December 31, 2015	$(15,697)	$246,810
As of March 31, 2015	$(10,302)	$255,962

The account balances labeled “As Reported” in the following tables for the 2015 transition period, fiscal 2015 and fiscal 2014 represent the previously reported financial statements as presented in the Original Filing. The effects of these prior period errors on the consolidated financial statements are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	December 31, 2015
Consolidated Balance Sheets	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$104,032	$—	$104,032
Net receivables	1,784,434	(113,613)	1,670,821
Net inventories	211,712	1,500	213,212
Income taxes receivable	50,769	—	50,769
Other current assets	89,495	150	89,645
Total current assets	2,240,442	(111,963)	2,128,479
Net property, plant, and equipment	806,187	(44,493)	761,694
Goodwill	1,832,066	(3,700)	1,828,366
Net intangibles	147,156	—	147,156
Deferred income taxes	209,861	108,677	318,538
Other noncurrent assets (1)	103,680	35,782	139,462
Total assets	$5,339,392	$(15,697)	$5,323,695
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$40,000
Accounts payable	129,312	1,500	130,812
Contract-related liabilities	340,888	40,824	381,712
Contract loss reserves	—	235,841	235,841
Contract advances and allowances	172,046	—	172,046
Accrued compensation	125,278	2,650	127,928
Other current liabilities	159,455	6,641	166,096
Total current liabilities	966,979	287,456	1,254,435
Long-term debt (1)	1,435,836	—	1,435,836
Postretirement and postemployment benefits	59,202	—	59,202
Pension	761,632	—	761,632
Other noncurrent liabilities	167,798	(40,646)	127,152
Total liabilities	3,391,447	246,810	3,638,257
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,729,995 shares held December 31, 2015	587	—	587
Additional paid-in-capital	2,187,940	—	2,187,940
Retained earnings	1,305,550	(262,507)	1,043,043
Accumulated other comprehensive loss	(785,908)	—	(785,908)
Common stock in treasury, at cost— 10,205,029 shares held at December 31, 2015	(771,029)	—	(771,029)
Total Orbital ATK, Inc. stockholders' equity	1,937,140	(262,507)	1,674,633
Noncontrolling interest	10,805	—	10,805
Total equity	1,947,945	(262,507)	1,685,438
Total liabilities and equity	$5,339,392	$(15,697)	$5,323,695
(1) The As Reported amounts includes a reclassification of debt issuance costs related to the Company's notes of $14,000 from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	March 31, 2015
Consolidated Balance Sheets	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$139,253	$—	$139,253
Net receivables	1,793,556	(97,027)	1,696,529
Net inventories	196,114	—	196,114
Income taxes receivable	31,415	—	31,415
Deferred income taxes	107,484	104,237	211,721
Other current assets	121,084	(2,593)	118,491
Total current assets	2,388,906	4,617	2,393,523
Net property, plant, and equipment	807,057	(38,007)	769,050
Goodwill	1,875,269	(13,014)	1,862,255
Net intangibles	165,207	—	165,207
Deferred income taxes	140,321	4,715	145,036
Other noncurrent assets (1)	111,074	31,387	142,461
Total assets	$5,487,834	$(10,302)	$5,477,532
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$59,997	$—	$59,997
Accounts payable	158,137	—	158,137
Contract-related liabilities	357,296	1,222	358,518
Contract loss reserves	—	262,324	262,324
Contract advances and allowances	173,198	—	173,198
Accrued compensation	135,528	8,657	144,185
Other current liabilities	212,628	8,121	220,749
Total current liabilities	1,096,784	280,324	1,377,108
Long-term debt (1)	1,511,936	—	1,511,936
Postretirement and postemployment benefits	74,658	—	74,658
Pension	851,001	—	851,001
Other noncurrent liabilities	165,795	(24,362)	141,433
Total liabilities	3,700,174	255,962	3,956,136
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 59,427,942 shares at March 31, 2015	594	—	594
Additional paid-in-capital	2,182,814	—	2,182,814
Retained earnings	1,160,272	(266,264)	894,008
Accumulated other comprehensive loss	(847,648)	—	(847,648)
Common stock in treasury, at cost - 9,507,082 shares held at March 31, 2015	(719,034)	—	(719,034)
Total Orbital ATK, Inc. stockholders' equity	1,776,998	(266,264)	1,510,734
Noncontrolling interest	10,662	—	10,662
Total equity	1,787,660	(266,264)	1,521,396
Total liabilities and equity	$5,487,834	$(10,302)	$5,477,532
(1) The As Reported amounts include a reclassification of debt issuance costs related to the Company's notes of $17,000 from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Nine Months Ended December 31, 2015
Consolidated Statements of Comprehensive Income	As Reported	Adjustments	As Restated

Sales	$3,399,089	$(7,705)	$3,391,384
Cost of sales	2,729,898	(12,662)	2,717,236
Gross profit	669,191	4,957	674,148
Operating expenses:
Research and development	83,209	—	83,209
Selling	88,177	—	88,177
General and administrative	225,418	(5,261)	220,157
Gain on settlement	50,000	—	50,000
Income from continuing operations, before interest, income taxes and noncontrolling interest	322,387	10,218	332,605
Interest expense, net	(57,163)	(3,207)	(60,370)
Income from continuing operations, before income taxes and noncontrolling interest	265,224	7,011	272,235
Income taxes	83,659	3,254	86,913
Income from continuing operations, before noncontrolling interest	181,565	3,757	185,322
Less net income attributable to noncontrolling interest	143	—	143
Income from continuing operations of Orbital ATK, Inc.	181,422	3,757	185,179
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—
Income taxes	(1,008)	—	(1,008)
Income from discontinued operations	1,008	—	1,008
Net income attributable to Orbital ATK, Inc.	$182,430	$3,757	$186,187

Basic earnings per common share from:
Continuing operations	$3.06		$3.12
Discontinued operations	0.02		0.02
Net income attributable to Orbital ATK, Inc.	$3.07		$3.14
Weighted-average number of common shares outstanding	59,358		59,358
Diluted earnings per common share from:
Continuing operations	$3.03		$3.09
Discontinued operations	0.02		0.02
Net income attributable to Orbital ATK, Inc.	$3.04		$3.11
Weighted-average number of diluted common shares outstanding	59,915		59,915
Comprehensive income attributable to Orbital ATK, Inc.	$244,171	$3,756	$247,927
Note: earnings per share amounts may not recalculate due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2015
Consolidated Statements of Comprehensive Income	As Reported	Adjustments	As Restated

Sales	$3,173,967	$(61,308)	$3,112,659
Cost of sales	2,469,865	(58,109)	2,411,756
Gross profit	704,102	(3,199)	700,903
Operating expenses:
Research and development	49,349	—	49,349
Selling	89,941	—	89,941
General and administrative	298,559	6,031	304,590
Goodwill impairment	34,300	—	34,300
Income from continuing operations, before interest, income taxes and noncontrolling interest	231,953	(9,230)	222,723
Interest expense, net	(88,676)	(172)	(88,848)
Loss on extinguishment of debt	(26,626)	—	(26,626)
Income from continuing operations, before income taxes and noncontrolling interest	116,651	(9,402)	107,249
Income taxes	39,117	(1,818)	37,299
Income from continuing operations, before noncontrolling interest	77,534	(7,584)	69,950
Less net income attributable to noncontrolling interest	99	—	99
Income from continuing operations of Orbital ATK, Inc.	77,435	(7,584)	69,851
Discontinued operations:
Income from discontinued operations, before income taxes	205,463	—	205,463
Income taxes	80,414	—	80,414
Income from discontinued operations	125,049	—	125,049
Net income attributable to Orbital ATK, Inc.	$202,484	$(7,584)	$194,900

Basic earnings per common share from:
Continuing operations	$2.18		$1.96
Discontinued operations	3.53		3.53
Net income attributable to Orbital ATK, Inc.	$5.71		$5.49
Weighted-average number of common shares outstanding	35,469		35,469
Diluted earnings per common share from:
Continuing operations	$2.14		$1.93
Discontinued operations	3.46		3.46
Net income attributable to Orbital ATK, Inc.	$5.60		$5.39
Weighted-average number of diluted common shares outstanding	36,140		36,140
Comprehensive loss attributable to Orbital ATK, Inc.	$(60,579)	$(7,584)	$(68,163)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2014
Consolidated Statements of Comprehensive Income	As Reported	Adjustments	As Restated

Sales	$2,925,237	$(34,526)	$2,890,711
Cost of sales	2,277,939	322,668	2,600,607
Gross profit	647,298	(357,194)	290,104
Operating expenses:
Research and development	48,536	—	48,536
Selling	87,554	—	87,554
General and administrative	209,251	(52)	209,199
Goodwill impairment	—	3,700	3,700
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	301,957	(360,842)	(58,885)
Interest expense, net	(79,792)	—	(79,792)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	222,165	(360,842)	(138,677)
Income taxes	62,542	(136,961)	(74,419)
Income (loss) from continuing operations, before noncontrolling interest	159,623	(223,881)	(64,258)
Less net income attributable to noncontrolling interest	171	—	171
Income (loss) from continuing operations of Orbital ATK, Inc.	159,452	(223,881)	(64,429)
Discontinued operations:
Income from discontinued operations, before income taxes	288,349	—	288,349
Income taxes	106,886	—	106,886
Income from discontinued operations	181,463	—	181,463
Net income attributable to Orbital ATK, Inc.	$340,915	$(223,881)	$117,034

Basic earnings (loss) per common share from:
Continuing operations	$5.03		$(2.03)
Discontinued operations	5.73		5.73
Net income attributable to Orbital ATK, Inc.	$10.76		$3.70
Weighted-average number of common shares outstanding	31,671		31,671
Diluted earnings (loss) per common share from:
Continuing operations	$4.87		$(1.97)
Discontinued operations	5.55		5.55
Net income attributable to Orbital ATK, Inc.	$10.42		$3.58
Weighted-average number of diluted common shares outstanding	32,723		32,723
Comprehensive income attributable to Orbital ATK, Inc.	$488,410	$(223,881)	$264,529

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Nine Months Ended December 31, 2015
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Operating Activities
Continuing operations:
Net income	$182,573	$3,757	$186,330
Net income from discontinued operations	(1,008)	—	(1,008)
Income from continuing operations	181,565	3,757	185,322
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	90,507	(1,133)	89,374
Amortization of intangible assets	33,371	—	33,371
Amortization and write-off of deferred financing costs	12,666	—	12,666
Fixed asset impairment	—	7,619	7,619
Deferred income taxes	51,295	6,292	57,587
Loss on disposal of property	11,197	—	11,197
Share-based plans expense	19,589	—	19,589
Excess tax benefits from share-based plans	(4,997)	—	(4,997)
Changes in assets and liabilities:
Net receivables	5,122	11,717	16,839
Net inventories	(15,598)	—	(15,598)
Accounts payable	(29,276)	—	(29,276)
Contract advances and allowances	(1,152)	—	(1,152)
Contract loss reserve	—	(26,697)	(26,697)
Accrued compensation	(10,243)	—	(10,243)
Contract-related liabilities	(16,408)	(3,027)	(19,435)
Pension and other postretirement benefits	(3,736)	—	(3,736)
Other assets and liabilities	(20,500)	1,472	(19,028)
Cash provided by operating activities of continuing operations	303,402	—	303,402
Cash provided by operating activities of discontinued operations	—	—	—
Cash provided by operating activities	303,402	—	303,402
Investing Activities
Continuing operations:
Capital expenditures	(104,634)	—	(104,634)
Cash dividend refunded to Vista Outdoor in conjunction with the Distribution of Sporting Group	(6,500)	—	(6,500)
Proceeds from the disposition of property plant and equipment	40	—	40
Cash used for investing activities of continuing operations	(111,094)	—	(111,094)
Cash used for investing activities of discontinued operations	—	—	—
Cash used for investing activities	(111,094)	—	(111,094)
Financing Activities
Credit Facility Borrowings	1,040,000	(295,000)	745,000
Credit Facility Payments	(1,040,000)	295,000	(745,000)
Cash used for financing activities of continuing operations	(227,529)	—	(227,529)
Effect of foreign currency exchange rate fluctuations on cash	—	—	—
Decrease in cash and cash equivalents	(35,221)	—	(35,221)
Cash and cash equivalents at beginning of period	139,253	—	139,253
Cash and cash equivalents at end of period	$104,032	$—	$104,032

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2015
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Operating Activities
Continuing operations:
Net income	$202,583	$(7,584)	$194,999
Net income from discontinued operations	(125,049)	—	(125,049)
Income from continuing operations	77,534	(7,584)	69,950
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	75,764	(2,921)	72,843
Amortization of intangible assets	9,263	—	9,263
Amortization of debt discount	3,212	—	3,212
Amortization and write-off of deferred financing costs	5,157	—	5,157
Goodwill impairment	34,300	—	34,300
Fixed asset impairment	—	17,559	17,559
Loss on the extinguishment of debt	26,626	—	26,626
Deferred income taxes	(6,119)	18,497	12,378
Loss on disposal of property	2,114	—	2,114
Share-based plans expense	25,325	—	25,325
Excess tax benefits from share-based plans	(7,004)	—	(7,004)
Changes in assets and liabilities:
Net receivables	(55,243)	64,979	9,736
Net inventories	13,570	—	13,570
Accounts payable	55,710	—	55,710
Contract advances and allowances	27,123	(32,758)	(5,635)
Contract loss reserve	—	(74,468)	(74,468)
Accrued compensation	(39,950)	8,657	(31,293)
Contract-related liabilities	93,298	1,222	94,520
Pension and other postretirement benefits	(41,569)	—	(41,569)
Other assets and liabilities	(108,256)	6,817	(101,439)
Cash provided by operating activities of continuing operations	190,855	—	190,855
Cash provided by operating activities of discontinued operations	120,476	—	120,476
Cash provided by operating activities	311,331	—	311,331
Investing Activities
Continuing operations:
Capital expenditures	(112,704)	—	(112,704)
Cash acquired in Merger with Orbital	253,734	—	253,734
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	188,878	—	188,878
Proceeds from the disposition of property plant and equipment	2,290	—	2,290
Cash provided by investing activities of continuing operations	332,198	—	332,198
Cash used for investing activities of discontinued operations	(30,585)	—	(30,585)
Cash provided by investing activities	301,613	—	301,613
Financing Activities
Credit Facility Borrowings	798,000	80,000	878,000
Credit Facility Payments	(798,000)	(80,000)	(878,000)
Cash used for financing activities of continuing operations	(737,317)	—	(737,317)
Effect of foreign currency exchange rate fluctuations on cash	(3,006)	—	(3,006)
Decrease in cash and cash equivalents	(127,379)	—	(127,379)
Cash and cash equivalents at beginning of period	266,632	—	266,632
Cash and cash equivalents at end of period	$139,253	$—	$139,253

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2014
Consolidated Statements of Cash Flows	As Reported	Adjustments	As Restated
Operating Activities
Continuing operations:
Net income	$341,086	$(223,881)	$117,205
Net income from discontinued operations	(181,463)	—	(181,463)
Income (loss) from continuing operations	159,623	(223,881)	(64,258)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	69,192	—	69,192
Amortization of intangible assets	3,112	—	3,112
Amortization of debt discount	7,364	—	7,364
Amortization and write-off of deferred financing costs	10,222	—	10,222
Goodwill impairment	—	3,700	3,700
Fixed asset impairment	—	23,369	23,369
Deferred income taxes	6,828	(119,829)	(113,001)
Forward loss	—	342,000	342,000
Loss on disposal of property	594	—	594
Share-based plans expense	12,701	—	12,701
Excess tax benefits from share-based plans	(833)	—	(833)
Changes in assets and liabilities:
Net receivables	5,533	74,294	79,827
Net inventories	(63,437)	—	(63,437)
Accounts payable	(71,314)	—	(71,314)
Contract advances and allowances	(39,465)	(4,642)	(44,107)
Contract loss reserve	—	(45,060)	(45,060)
Accrued compensation	(16,362)	—	(16,362)
Contract-related liabilities	(13,725)	—	(13,725)
Pension and other postretirement benefits	70,750	—	70,750
Other assets and liabilities	21,178	(49,951)	(28,773)
Cash provided by operating activities of continuing operations	161,961	—	161,961
Cash provided by operating activities of discontinued operations	226,060	—	226,060
Cash provided by operating activities	388,021	—	388,021
Investing Activities
Continuing operations:
Capital expenditures	(105,730)	—	(105,730)
Proceeds from the disposition of property plant and equipment	5,488	—	5,488
Cash used for investing activities of continuing operations	(100,242)	—	(100,242)
Cash used for investing activities of discontinued operations	(1,341,747)	—	(1,341,747)
Cash used for investing activities	(1,441,989)	—	(1,441,989)
Financing Activities
Cash provided by financing activities of continuing operations	903,254	—	903,254
Effect of foreign currency exchange rate fluctuations on cash	58	—	58
Decrease in cash and cash equivalents	(150,656)	—	(150,656)
Cash and cash equivalents at beginning of period	417,288	—	417,288
Cash and cash equivalents at end of period	$266,632	$—	$266,632

Restatement information related to unaudited quarterly periods
The following tables present the unaudited condensed consolidated interim financial statements for the quarters in the 2015 transition period and fiscal 2015. For the interim financial statements for the quarters ended July 5, 2015 and October 4, 2015, the columns labeled First Restatement Adjustments and Second Restatement Adjustments represents the restatement

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

adjustments reported in the Original Filing and the restatement adjustments being reported in this Amended Transition Report for the 2015 transition period, respectively. The effects of these prior period errors on the consolidated financial statements are as follows:

	October 4, 2015
Consolidated Balance Sheets (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$65,087	$—	$—	$65,087
Net receivables	1,882,675	15,986	(108,698)	1,789,963
Net inventories	175,317	—	—	175,317
Deferred income taxes	107,466	—	104,221	211,687
Other current assets	129,427	—	(2,612)	126,815
Total current assets	2,359,972	15,986	(7,089)	2,368,869
Net property, plant, and equipment	797,524	(4,200)	(43,244)	750,080
Goodwill	1,875,269	(9,314)	(3,700)	1,862,255
Net intangibles	139,284	—	—	139,284
Deferred income taxes	121,319	(4,579)	10,780	127,520
Other noncurrent assets (1)	102,026	—	29,328	131,354
Total assets	$5,395,394	$(2,107)	$(13,925)	$5,379,362
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$—	$40,000
Accounts payable	227,051	—	—	227,051
Contract-related liabilities	268,129	(13,274)	21,586	276,441
Contract advances and allowances	154,845	—	—	154,845
Contract loss reserve	—	—	242,744	242,744
Accrued compensation	140,800	—	2,650	143,450
Other current liabilities	144,192	15,875	7,391	167,458
Total current liabilities	975,017	2,601	274,371	1,251,989
Long-term debt (1)	1,481,746	—	—	1,481,746
Postretirement and postemployment benefits	70,342	—	—	70,342
Pension	811,459	—	—	811,459
Other noncurrent liabilities	150,619	6,254	(25,722)	131,151
Total liabilities	3,489,183	8,855	248,649	3,746,687
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,898,248 shares	589	—	—	589
Additional paid-in-capital	2,181,288	—	—	2,181,288
Retained earnings	1,284,063	(10,962)	(262,574)	1,010,527
Accumulated other comprehensive loss	(813,594)	—	—	(813,594)
Common stock in treasury, at cost— 10,036,776 shares held	(757,061)	—	—	(757,061)
Total Orbital ATK, Inc. stockholders' equity	1,895,285	(10,962)	(262,574)	1,621,749
Noncontrolling interest	10,926	—	—	10,926
Total equity	1,906,211	(10,962)	(262,574)	1,632,675
Total liabilities and equity	$5,395,394	$(2,107)	$(13,925)	$5,379,362

(1) The As Reported amounts includes a reclassification of debt issuance costs related to the Company's notes of $15,000 from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	July 5, 2015
Consolidated Balance Sheets (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$49,595	$—	$—	$49,595
Net receivables	1,891,338	(13,719)	(102,904)	1,774,715
Net inventories	182,276	—	—	182,276
Income taxes receivable	—	—	19	19
Deferred income taxes	107,466	—	104,229	211,695
Other current assets	130,922	—	(2,612)	128,310
Total current assets	2,361,597	(13,719)	(1,268)	2,346,610
Net property, plant, and equipment	802,134	(2,100)	(41,214)	758,820
Goodwill	1,875,269	(9,314)	(3,700)	1,862,255
Net intangibles	152,184	—	—	152,184
Deferred income taxes	129,220	3,286	10,756	143,262
Other noncurrent assets (1)	106,962	—	28,716	135,678
Total assets	$5,427,366	$(21,847)	$(6,710)	$5,398,809
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$59,997	$—	$—	$59,997
Accounts payable	168,827	—	—	168,827
Contract-related liabilities	314,642	(27,783)	25,286	312,145
Contract advances and allowances	178,182	—	—	178,182
Contract loss reserve	—	—	253,410	253,410
Accrued compensation	99,458	—	2,650	102,108
Other current liabilities	167,847	15,616	2,910	186,373
Total current liabilities	988,953	(12,167)	284,256	1,261,042
Long-term debt (1)	1,497,958		—	1,497,958
Postretirement and postemployment benefits	72,353	—	—	72,353
Pension	845,562	—	—	845,562
Other noncurrent liabilities	149,797	9,955	(29,420)	130,332
Total liabilities	3,554,623	(2,212)	254,836	3,807,247
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 59,274,189 shares	593	—	—	593
Additional paid-in-capital	2,187,768	—	—	2,187,768
Retained earnings	1,233,006	(19,635)	(261,546)	951,825
Accumulated other comprehensive loss	(829,045)	—	—	(829,045)
Common stock in treasury, at cost— 9,660,835 shares held	(730,358)	—	—	(730,358)
Total Orbital ATK, Inc. stockholders' equity	1,861,964	(19,635)	(261,546)	1,580,783
Noncontrolling interest	10,779	—	—	10,779
Total equity	1,872,743	(19,635)	(261,546)	1,591,562
Total liabilities and equity	$5,427,366	$(21,847)	$(6,710)	$5,398,809

(1) The As Reported amounts includes a reclassification of debt issuance costs related to the Company's notes of $16,000 from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	December 28, 2014			September 28, 2014
Consolidated Balance Sheets (Unaudited)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$112,920	$—	$112,920	$42,668	$—	$42,668
Net receivables	1,352,062	(96,688)	1,255,374	1,288,281	(71,919)	1,216,362
Net inventories	134,241	—	134,241	130,962	—	130,962
Income taxes receivable	37,388	—	37,388	—	—	—
Deferred income taxes	48,999	126,764	175,763	83,701	126,764	210,465
Other current assets	71,531	(117)	71,414	39,401	(117)	39,284
Current assets of discontinued operations	832,311	—	832,311	898,640	—	898,640
Total current assets	2,589,452	29,959	2,619,411	2,483,653	54,728	2,538,381
Net property, plant, and equipment	508,583	(29,578)	479,005	506,083	(27,174)	478,909
Goodwill	1,043,463	(3,700)	1,039,763	1,043,463	(3,700)	1,039,763
Net intangibles	8,148	—	8,148	8,922	—	8,922
Deferred income taxes	70,611	6,702	77,313	79,269	6,702	85,971
Other noncurrent assets (1)	86,756	22,198	108,954	89,420	20,655	110,075
Noncurrent assets of discontinued operations	1,491,312	—	1,491,312	1,612,176	—	1,612,176
Total assets	$5,798,325	$25,581	$5,823,906	$5,822,986	$51,211	$5,874,197
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$159,997	$—	$159,997	$159,997	$—	$159,997
Accounts payable	218,321	—	218,321	185,779	—	185,779
Contract advances and allowances	142,742	—	142,742	118,600	—	118,600
Contract loss reserve	—	279,874	279,874	—	302,716	302,716
Accrued compensation	78,965	—	78,965	66,096	—	66,096
Accrued income taxes	—	—	—	14,996	—	14,996
Other current liabilities	181,880	—	181,880	182,619	—	182,619
Current liabilities of discontinued operations	277,977	—	277,977	274,512	—	274,512
Total current liabilities	1,059,882	279,874	1,339,756	1,002,599	302,716	1,305,315
Long-term debt (1)	1,887,109	—	1,887,109	1,901,421	—	1,901,421
Noncurrent deferred income tax liabilities	—	—	—	—	—	—
Postretirement and postemployment benefits	64,657	—	64,657	66,117	—	66,117
Pension	439,469	—	439,469	490,664	—	490,664
Other noncurrent liabilities	102,011	(105)	101,906	100,637	(99)	100,538
Noncurrent liabilities of discontinued operations	196,050	—	196,050	255,689	—	255,689
Total liabilities	3,749,178	279,769	4,028,947	3,817,127	302,617	4,119,744
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 31,938,188 shares at December 28, 2014 and 31,931,354 shares held at September 28, 2014	319	—	319	319	—	319
Additional paid-in-capital	435,746	—	435,746	431,967	—	431,967
Retained earnings	2,984,960	(254,188)	2,730,772	2,949,533	(251,406)	2,698,127
Accumulated other comprehensive loss	(652,900)	—	(652,900)	(656,538)	—	(656,538)
Common stock in treasury, at cost— 9,638,009 shares held at December 28, 2014 and 9,644,843 shares held at September 28, 2014	(729,832)	—	(729,832)	(730,135)	—	(730,135)
Total Orbital ATK, Inc. stockholders' equity	2,038,293	(254,188)	1,784,105	1,995,146	(251,406)	1,743,740
Noncontrolling interest	10,854	—	10,854	10,713	—	10,713
Total equity	2,049,147	(254,188)	1,794,959	2,005,859	(251,406)	1,754,453
Total liabilities and equity	$5,798,325	$25,581	$5,823,906	$5,822,986	$51,211	$5,874,197

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

(1)The As Reported amounts includes a reclassification of debt issuance costs related to the Company's notes of $21,000 and $22,000 at December 28, 2014 and September 28, 2014, respectively, from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

	June 29, 2014
Consolidated Balance Sheets (Unaudited)	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$132,739	$—	$132,739
Net receivables	1,290,540	(49,648)	1,240,892
Net inventories	148,056	—	148,056
Deferred income taxes	41,880	126,764	168,644
Other current assets	47,440	(117)	47,323
Current assets of discontinued operations	879,439	—	879,439
Total current assets	2,540,094	76,999	2,617,093
Net property, plant, and equipment	505,947	(25,165)	480,782
Goodwill	1,043,463	(3,700)	1,039,763
Net intangibles	9,695	—	9,695
Deferred income taxes	78,609	6,702	85,311
Other noncurrent assets (1)	90,750	18,793	109,543
Noncurrent assets of discontinued operations	1,631,911	—	1,631,911
Total assets	$5,900,469	$73,629	$5,974,098
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$247,666	$—	$247,666
Accounts payable	185,930	—	185,930
Contract-related liabilities	—	—	—
Contract advances and allowances	120,032	—	120,032
Contract loss reserve	—	321,807	321,807
Accrued compensation	70,076	—	70,076
Accrued income taxes	35,425	—	35,425
Other current liabilities	174,829	—	174,829
Current liabilities of discontinued operations	272,835	—	272,835
Total current liabilities	1,106,793	321,807	1,428,600
Long-term debt (1)	1,820,653	—	1,820,653
Postretirement and postemployment benefits	69,194	—	69,194
Pension	518,744	—	518,744
Other noncurrent liabilities	101,471	(92)	101,379
Noncurrent liabilities of discontinued operations	259,926	—	259,926
Total liabilities	3,876,781	321,715	4,198,496
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 31,934,727 shares at June 29, 2014	319	—	319
Additional paid-in-capital	540,080	—	540,080
Retained earnings	2,864,643	(248,086)	2,616,557
Accumulated other comprehensive loss	(662,219)	—	(662,219)
Common stock in treasury, at cost— 9,641,470 shares held at June 29, 2014	(729,767)	—	(729,767)
Total Orbital ATK, Inc. stockholders' equity	2,013,056	(248,086)	1,764,970
Noncontrolling interest	10,632	—	10,632
Total equity	2,023,688	(248,086)	1,775,602
Total liabilities and equity	$5,900,469	$73,629	$5,974,098
(1)The As Reported amounts includes a reclassification of debt issuance costs related to the Company's notes of $23,000 from Other noncurrent assets to Long-term debt, net of current portion due to the retrospective adoption of ASU 2015-03 and ASU 2015-15.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended December 31, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	Adjustments	As Restated

Sales	$1,138,238	$6,322	$1,144,560
Cost of sales	900,383	1,707	902,090
Gross profit	237,855	4,615	242,470
Operating expenses:
Research and development	29,879	—	29,879
Selling	27,536	—	27,536
General and administrative	90,853	(50)	90,803
Income from continuing operations, before interest, income taxes and noncontrolling interest	89,587	4,665	94,252
Interest expense, net	(16,571)	(3,379)	(19,950)
Income from continuing operations, before income taxes and noncontrolling interest	73,016	1,286	74,302
Income taxes	19,908	1,219	21,127
Income from continuing operations, before noncontrolling interest	53,108	67	53,175
Less net loss attributable to noncontrolling interest	(121)	—	(121)
Income from continuing operations of Orbital ATK, Inc.	53,229	67	53,296
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—
Income taxes	(1,008)	—	(1,008)
Income from discontinued operations	1,008	—	1,008
Net income attributable to Orbital ATK, Inc.	$54,237	$67	$54,304

Basic earnings per common share from:
Continuing operations	$0.90		$0.90
Discontinued operations	0.02		0.02
Net income attributable to Orbital ATK, Inc.	$0.92		$0.92
Weighted-average number of common shares outstanding	59,054		59,054
Diluted earnings per common share from:
Continuing operations	$0.89		$0.89
Discontinued operations	0.02		0.02
Net income attributable to Orbital ATK, Inc.	$0.91		$0.91
Weighted-average number of diluted common shares outstanding	59,574		59,574
Comprehensive income attributable to Orbital ATK, Inc.	$81,924	$67	$81,991

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended October 4, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated

Sales	$1,134,886	$18,731	$(10,371)	$1,143,246
Cost of sales	884,734	58,408	(8,713)	934,429
Gross profit	250,152	(39,677)	(1,658)	208,817
Operating expenses:
Research and development	28,666	—	—	28,666
Selling	28,137	—	—	28,137
General and administrative	69,384	(4,180)	—	65,204
Gain on settlement	—	50,000	—	50,000
Income from continuing operations, before interest, income taxes and noncontrolling interest	123,965	14,503	(1,658)	136,810
Interest expense, net	(24,293)	(343)	—	(24,636)
Loss on extinguishment of debt	—	—	—
Income from continuing operations, before income taxes and noncontrolling interest	99,672	14,160	(1,658)	112,174
Income taxes	33,123	5,487	(630)	37,980
Income from continuing operations, before noncontrolling interest	66,549	8,673	(1,028)	74,194
Less net income attributable to noncontrolling interest	147	—	—	147
Income from continuing operations of Orbital ATK, Inc.	66,402	8,673	(1,028)	74,047
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—	—
Income taxes	—	—	—	—
Income from discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$66,402	$8,673	$(1,028)	$74,047

Basic earnings per common share from:
Continuing operations	$1.13			$1.26
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$1.13			$1.26
Weighted-average number of common shares outstanding	58,746			58,746
Diluted earnings per common share from:
Continuing operations	$1.12			$1.25
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$1.12			$1.25
Weighted-average number of diluted common shares outstanding	59,304			59,304
Comprehensive income attributable to Orbital ATK, Inc.	$81,853	$8,673	$(1,028)	$89,498

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Six Months Ended October 4, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated

Sales	$2,264,842	$(3,992)	$(14,027)	$2,246,823
Cost of sales	1,760,265	69,249	(14,369)	1,815,145
Gross profit	504,577	(73,241)	342	431,678
Operating expenses:
Research and development	53,330	—	—	53,330
Selling	60,641	—	—	60,641
General and administrative	140,847	(6,282)	(5,211)	129,354
Gain on settlement	—	50,000	—	50,000
Income from continuing operations, before interest, income taxes and noncontrolling interest	249,759	(16,959)	5,553	238,353
Interest expense, net	(39,655)	(938)	172	(40,421)
Loss on extinguishment of debt	—	—	—	—
Income from continuing operations, before income taxes and noncontrolling interest	210,104	(17,897)	5,725	197,932
Income taxes	70,685	(6,935)	2,035	65,785
Income from continuing operations, before noncontrolling interest	139,419	(10,962)	3,690	132,147
Less net income attributable to noncontrolling interest	264	—	—	264
Income from continuing operations of Orbital ATK, Inc.	139,155	(10,962)	3,690	131,883
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—	—
Income taxes	—	—	—	—
Income from discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$139,155	$(10,962)	$3,690	$131,883

Basic earnings per common share from:
Continuing operations	$2.36			$2.24
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$2.36			$2.24
Weighted-average number of common shares outstanding	58,944			58,944
Diluted earnings per common share from:
Continuing operations	$2.34			$2.22
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$2.34			$2.22
Weighted-average number of diluted common shares outstanding	59,526			59,526
Comprehensive income attributable to Orbital ATK, Inc.	$173,209	$(10,962)	$3,690	$165,937

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended July 5, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated

Sales	$1,129,957	$(22,723)	$(3,656)	$1,103,578
Cost of sales	875,532	10,841	(5,656)	880,717
Gross profit	254,425	(33,564)	2,000	222,861
Operating expenses:
Research and development	24,664	—	—	24,664
Selling	32,504	—	—	32,504
General and administrative	71,463	(2,102)	(5,211)	64,150
Gain on settlement	—	—	—	—
Income from continuing operations, before interest, income taxes and noncontrolling interest	125,794	(31,462)	7,211	101,543
Interest expense, net	(15,361)	(595)	172	(15,784)
Loss on extinguishment of debt	—	—	—	—
Income from continuing operations, before income taxes and noncontrolling interest	110,433	(32,057)	7,383	85,759
Income taxes	37,563	(12,422)	2,665	27,806
Income from continuing operations, before noncontrolling interest	72,870	(19,635)	4,718	57,953
Less net income attributable to noncontrolling interest	117	—	—	117
Income from continuing operations of Orbital ATK, Inc.	72,753	(19,635)	4,718	57,836
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—	—
Income taxes	—	—	—	—
Income from discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$72,753	$(19,635)	$4,718	$57,836

Basic earnings per common share from:
Continuing operations	$1.23			$0.98
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$1.23			$0.98
Weighted-average number of common shares outstanding	59,144			59,144
Diluted earnings per common share from:
Continuing operations	$1.22			$0.97
Discontinued operations	—			—
Net income attributable to Orbital ATK, Inc.	$1.22			$0.97
Weighted-average number of diluted common shares outstanding	59,749			59,749
Comprehensive income attributable to Orbital ATK, Inc.	$91,356	$(19,635)	$4,718	$76,439

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended March 31, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	Adjustments	As Restated

Sales	$969,539	$1,611	$971,150
Cost of sales	756,998	(9,121)	747,877
Gross profit	212,541	10,732	223,273
Operating expenses:
Research and development	25,368	—	25,368
Selling	20,908	—	20,908
General and administrative	133,057	6,031	139,088
Goodwill impairment	34,300	—	34,300
(Loss) income from continuing operations, before interest, income taxes and noncontrolling interest	(1,092)	4,701	3,609
Interest expense, net	(20,579)	(172)	(20,751)
Loss on extinguishment of debt	(26,626)	—	(26,626)
Loss from continuing operations, before income taxes and noncontrolling interest	(48,297)	4,529	(43,768)
Income taxes	(7,398)	3,175	(4,223)
Loss from continuing operations, before noncontrolling interest	(40,899)	1,354	(39,545)
Less net income attributable to noncontrolling interest	(192)	—	(192)
Loss from continuing operations of Orbital ATK, Inc.	(40,707)	1,354	(39,353)
Discontinued operations:
Income from discontinued operations, before income taxes	17,504	—	17,504
Income taxes	667	—	667
Income from discontinued operations	16,837	—	16,837
Loss attributable to Orbital ATK, Inc.	$(23,870)	$1,354	$(22,516)

Basic earnings (loss) per common share from:
Continuing operations	$(0.87)		$(0.84)
Discontinued operations	0.36		0.36
Net loss attributable to Orbital ATK, Inc.	$(0.51)		$(0.48)
Weighted-average number of common shares outstanding	46,465		46,465
Diluted earnings (loss per common share from:
Continuing operations	$(0.87)		$(0.84)
Discontinued operations	0.36		0.36
Net loss attributable to Orbital ATK, Inc.	$(0.51)		$(0.48)
Weighted-average number of diluted common shares outstanding	46,928		46,928
Comprehensive loss attributable to Orbital ATK, Inc.	$(314,841)	$1,354	$(313,487)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Consolidated Statements of	Three Months Ended December 28,2014			Nine Months Ended December 28, 2014
Comprehensive Income (Unaudited)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Sales	$746,866	$(22,325)	$724,541	$2,204,428	$(62,919)	$2,141,509
Cost of sales	581,339	(17,994)	563,345	1,712,867	(48,988)	1,663,879
Gross profit	165,527	(4,331)	161,196	491,561	(13,931)	477,630
Operating expenses:
Research and development	9,876	—	9,876	23,981	—	23,981
Selling	22,745	—	22,745	69,033	—	69,033
General and administrative	51,947	—	51,947	165,502	—	165,502
Income from continuing operations, before interest, income taxes and noncontrolling interest	80,959	(4,331)	76,628	233,045	(13,931)	219,114
Interest expense, net	(21,366)	—	(21,366)	(68,097)	—	(68,097)
Income from continuing operations, before income taxes and noncontrolling interest	59,593	(4,331)	55,262	164,948	(13,931)	151,017
Income taxes	14,297	(1,549)	12,748	46,514	(4,993)	41,521
Income from continuing operations, before noncontrolling interest	45,296	(2,782)	42,514	118,434	(8,938)	109,496
Less net income attributable to noncontrolling interest	141	—	141	291	—	291
Income from continuing operations of Orbital ATK, Inc.	45,155	(2,782)	42,373	118,143	(8,938)	109,205
Discontinued operations:
Income from discontinued operations, before income taxes	23,812	—	23,812	187,958	—	187,958
Income taxes	23,320	—	23,320	79,748		79,748
Income from discontinued operations	492	—	492	108,210	—	108,210
Net income attributable to Orbital ATK, Inc.	$45,647	$(2,782)	$42,865	$226,353	$(8,938)	$217,415

Basic earnings per common share from:
Continuing operations	$1.42		$1.33	$3.73		$3.44
Discontinued operations	0.02		0.02	3.42		3.42
Net income attributable to Orbital ATK, Inc.	$1.44		$1.35	$7.15		$6.86
Weighted-average number of common shares outstanding	31,693		31,693	31,676		31,676
Diluted earnings per common share from:
Continuing operations	$1.41		$1.32	$3.64		$3.37
Discontinued operations	0.02		0.02	3.34		3.34
Net income attributable to Orbital ATK, Inc.	$1.43		$1.34	$6.98		$6.71
Weighted-average number of diluted common shares outstanding	31,998		31,998	32,410		32,410
Comprehensive income attributable to Orbital ATK, Inc.	$49,285	$(2,782)	$46,503	$254,262	$(8,938)	$245,324

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Consolidated Statements of	Three Months Ended September 28, 2014			Six Months Ended September 28, 2014
Comprehensive Income (Unaudited)	As reported	Adjustments	As restated	As reported	Adjustments	As restated

Sales	$743,202	$(21,190)	$722,012	$1,457,562	$(40,594)	$1,416,968
Cost of sales	579,818	(16,001)	563,817	1,131,528	(30,994)	1,100,534
Gross profit	163,384	(5,189)	158,195	326,034	(9,600)	316,434
Operating expenses:
Research and development	8,942	—	8,942	14,105	—	14,105
Selling	23,213	—	23,213	46,288	—	46,288
General and administrative	50,962	—	50,962	113,555	—	113,555
Income from continuing operations, before interest, income taxes and noncontrolling interest	80,267	(5,189)	75,078	152,086	(9,600)	142,486
Interest expense, net	(23,340)	—	(23,340)	(46,731)	—	(46,731)
Loss on extinguishment of debt	—	—	—	—	—	—
Income from continuing operations, before income taxes and noncontrolling interest	56,927	(5,189)	51,738	105,355	(9,600)	95,755
Income taxes	15,632	(1,869)	13,763	32,218	(3,444)	28,774
Income from continuing operations, before noncontrolling interest	41,295	(3,320)	37,975	73,137	(6,156)	66,981
Less net income attributable to noncontrolling interest	81	—	81	150	—	150
Income from continuing operations of Orbital ATK, Inc.	41,214	(3,320)	37,894	72,987	(6,156)	66,831
Discontinued operations:
Income from discontinued operations, before income taxes	80,411	—	80,411	164,147	—	164,147
Income taxes	26,516	—	26,516	56,427	—	56,427
Income from discontinued operations	53,895	—	53,895	107,720	—	107,720
Net income attributable to Orbital ATK, Inc.	$95,109	$(3,320)	$91,789	$180,707	$(6,156)	$174,551

Basic earnings per common share from:
Continuing operations	$1.30		$1.20	$2.31		$2.11
Discontinued operations	1.70		1.70	3.40		3.40
Net income attributable to Orbital ATK, Inc.	$3.00		$2.90	$5.71		$5.51
Weighted-average number of common shares outstanding	31,689		31,689	31,666		31,666
Diluted earnings per common share from:
Continuing operations	$1.29		$1.18	$2.24		$2.05
Discontinued operations	1.68		1.68	3.30		3.30
Net income attributable to Orbital ATK, Inc.	$2.97		$2.86	$5.54		$5.35
Weighted-average number of diluted common shares outstanding	32,058		32,058	32,605		32,605
Comprehensive income attributable to Orbital ATK, Inc.	$100,790	$(3,320)	$97,470	$204,978	$(6,156)	$198,822

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended June 29, 2014
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	Adjustments	As Restated

Sales	$714,360	$(19,404)	$694,956
Cost of sales	551,710	(14,993)	536,717
Gross profit	162,650	(4,411)	158,239
Operating expenses:
Research and development	5,163	—	5,163
Selling	23,075	—	23,075
General and administrative	62,593	—	62,593
Income from continuing operations, before interest, income taxes and noncontrolling interest	71,819	(4,411)	67,408
Interest expense, net	(23,391)	—	(23,391)
Income from continuing operations, before income taxes and noncontrolling interest	48,428	(4,411)	44,017
Income taxes	16,586	(1,575)	15,011
Income from continuing operations, before noncontrolling interest	31,842	(2,836)	29,006
Less net income attributable to noncontrolling interest	69	—	69
Income from continuing operations of Orbital ATK, Inc.	31,773	(2,836)	28,937
Discontinued operations:
Income from discontinued operations, before income taxes	83,736	—	83,736
Income taxes	29,911	—	29,911
Income from discontinued operations	53,825	—	53,825
Net income attributable to Orbital ATK, Inc.	$85,598	$(2,836)	$82,762

Basic earnings per common share from:
Continuing operations	$1.01		$0.91
Discontinued operations	1.70		1.70
Net income attributable to Orbital ATK, Inc.	$2.71		$2.61
Weighted-average number of common shares outstanding	31,640		31,640
Diluted earnings per common share from:
Continuing operations	$0.96		$0.87
Discontinued operations	1.63		1.63
Net income attributable to Orbital ATK, Inc.	$2.59		$2.50
Weighted-average number of diluted common shares outstanding	33,108		33,108
Comprehensive income attributable to Orbital ATK, Inc.	$104,188	$(2,836)	$101,352

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Six Months Ended October 4, 2015
Consolidated Statements of Cash Flows (Unaudited)	As Reported	Adjustments	As Restated

Operating Activities
Continuing operations:
Net income	$139,419	$(7,272)	$132,147
Net income from discontinued operations	—	—	—
Income from continuing operations	139,419	(7,272)	132,147
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	63,057	3,566	66,623
Amortization of intangible assets	26,241	—	26,241
Amortization and write-off of deferred financing costs	11,211	—	11,211
Fixed asset impairment	—	5,871	5,871
Deferred income taxes	(2,076)	(1,470)	(3,546)
Loss on disposal of property	802	—	802
Share-based plans expense	15,049	—	15,049
Excess tax benefits from share-based plans	(4,460)	—	(4,460)
Changes in assets and liabilities:
Net receivables	(89,119)	(5,197)	(94,316)
Net inventories	20,797	—	20,797
Accounts payable	64,703	—	64,703
Contract advances and allowances	(18,353)	—	(18,353)
Contract loss reserve	—	(19,818)	(19,818)
Accrued compensation	12,184	—	12,184
Contract-related liabilities	(89,167)	7,090	(82,077)
Pension and other postretirement benefits	17,303	—	17,303
Other assets and liabilities	(37,614)	17,230	(20,384)
Cash provided by operating activities of continuing operations	129,977	—	129,977
Cash provided by operating activities of discontinued operations	—	—	—
Cash provided by operating activities	129,977	—	129,977
Investing Activities
Continuing operations:
Capital expenditures	(53,424)	—	(53,424)
Proceeds from the disposition of property plant and equipment	13	—	13
Cash used for investing activities of continuing operations	(53,411)	—	(53,411)
Cash used for investing activities of discontinued operations	—	—	—
Cash used for investing activities	(53,411)	—	(53,411)
Financing Activities
Credit Facility Borrowings	775,000	(295,000)	480,000
Credit Facility Payments	(725,000)	295,000	(430,000)
Cash used for financing activities of continuing operations	(150,732)	—	(150,732)
Effect of foreign currency exchange rate fluctuations on cash	—	—	—
Decrease in cash and cash equivalents	(74,166)	—	(74,166)
Cash and cash equivalents at beginning of period	139,253	—	139,253
Cash and cash equivalents at end of period	$65,087	$—	$65,087

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended July 5, 2015
Consolidated Statements of Cash Flows (Unaudited)	As Reported	Adjustments	As Restated

Operating Activities
Continuing operations:
Net income	$72,870	$(14,917)	$57,953
Net income from discontinued operations	—	—	—
Income from continuing operations	72,870	(14,917)	57,953
Adjustments to reconcile income from continuing operations to cash used for operating activities of continuing operations:
Depreciation	31,955	1,731	33,686
Amortization of intangible assets	13,023	—	13,023
Amortization of deferred financing costs	1,021	—	1,021
Fixed asset impairment	—	3,576	3,576
Deferred income taxes	(422)	(9,319)	(9,741)
Loss on disposal of property	93	—	93
Share-based plans expense	9,003	—	9,003
Excess tax benefits from share-based plans	(2,508)	—	(2,508)
Changes in assets and liabilities:
Net receivables	(97,782)	18,637	(79,145)
Net inventories	13,838	—	13,838
Accounts payable	9,739	—	9,739
Contract advances and allowances	4,984	—	4,984
Contract loss reserve	—	(9,075)	(9,075)
Accrued compensation	(26,942)	—	(26,942)
Contract-related liabilities	(42,654)	(3,719)	(46,373)
Pension and other postretirement benefits	23,376	—	23,376
Other assets and liabilities	(20,615)	13,086	(7,529)
Cash used for operating activities of continuing operations	(11,021)	—	(11,021)
Cash used for operating activities of discontinued operations	—	—	—
Cash used for operating activities	(11,021)	—	(11,021)
Investing Activities
Continuing operations:
Capital expenditures	(26,180)	—	(26,180)
Cash acquired in Merger with Orbital	—	—	—
Cash dividend (refunded to) received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	—	—
Proceeds from the disposition of property plant and equipment	6	—	6
Cash used for investing activities of continuing operations	(26,174)	—	(26,174)
Cash used for investing activities of discontinued operations	—	—	—
Cash used for investing activities	(26,174)	—	(26,174)
Financing Activities
Continuing operations:
Credit Facility Borrowings	325,000	(100,000)	225,000
Credit Facility Payments	(325,000)	100,000	(225,000)
Cash used for financing activities of continuing operations	(52,463)	—	(52,463)
Effect of foreign currency exchange rate fluctuations on cash	—	—	—
Decrease in cash and cash equivalents	(89,658)	—	(89,658)
Cash and cash equivalents at beginning of period	139,253	—	139,253
Cash and cash equivalents at end of period	$49,595	$—	$49,595

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Nine Months Ended December 28, 2014
Consolidated Statements of Cash Flows (Unaudited)	As Reported	Adjustments	As Restated

Operating Activities
Continuing operations:
Net income	$226,644	$(8,938)	$217,706
Net income from discontinued operations	(108,210)	—	(108,210)
Income from continuing operations	118,434	(8,938)	109,496
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	54,221	(2,388)	51,833
Amortization of intangible assets	2,321	—	2,321
Amortization of debt discount	3,212	—	3,212
Amortization of deferred financing costs	3,887	—	3,887
Fixed asset impairment	—	8,597	8,597
Deferred income taxes	34,086	—	34,086
Loss on disposal of property	1,319	—	1,319
Share-based plans expense	12,005	—	12,005
Excess tax benefits from share-based plans	(6,983)	—	(6,983)
Changes in assets and liabilities:
Net receivables	(168,627)	64,640	(103,987)
Net inventories	(2,277)	—	(2,277)
Accounts payable	87,579	—	87,579
Contract advances and allowances	36,955	(32,758)	4,197
Contract loss reserve	—	(56,918)	(56,918)
Accrued compensation	(23,033)	—	(23,033)
Pension and other postretirement benefits	(25,959)	—	(25,959)
Other assets and liabilities	(82,689)	27,765	(54,924)
Cash provided by operating activities of continuing operations	44,451	—	44,451
Cash provided by operating activities of discontinued operations	109,735	—	109,735
Cash provided by operating activities	154,186	—	154,186
Investing Activities
Continuing operations:
Capital expenditures	(61,361)	—	(61,361)
Proceeds from the disposition of property plant and equipment	2,158	—	2,158
Cash (used for) provided by investing activities of continuing operations	(59,203)	—	(59,203)
Cash used for investing activities of discontinued operations	(30,634)	—	(30,634)
Cash (used for) provided by investing activities	(89,837)	—	(89,837)
Financing Activities
Continuing operations:
Cash used for financing activities of continuing operations	(216,395)	—	(216,395)
Effect of foreign currency exchange rate fluctuations on cash	(1,666)	—	(1,666)
Decrease in cash and cash equivalents	(153,712)	—	(153,712)
Cash and cash equivalents at beginning of period	266,632	—	266,632
Cash and cash equivalents at end of period	$112,920	$—	$112,920

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Six Months Ended September 28, 2014
Consolidated Statements of Cash Flows (Unaudited)	As Reported	Adjustments	As Restated

Operating Activities
Continuing operations:
Net income	$180,857	$(6,156)	$174,701
Net income from discontinued operations	(107,720)	—	(107,720)
Income from continuing operations	73,137	(6,156)	66,981
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	35,317	(674)	34,643
Amortization of intangible assets	1,547	—	1,547
Amortization of debt discount	3,212	—	3,212
Amortization and write-off of deferred financing costs	2,698	—	2,698
Fixed asset impairment	—	4,479	4,479
Deferred income taxes	(7,353)	—	(7,353)
Loss on disposal of property	1,008	—	1,008
Share-based plans expense	7,927	—	7,927
Excess tax benefits from share-based plans	(6,783)	—	(6,783)
Changes in assets and liabilities:
Net receivables	(107,869)	39,871	(67,998)
Net inventories	4,847	—	4,847
Accounts payable	54,635	—	54,635
Contract advances and allowances	12,813	(32,758)	(19,945)
Contract loss reserve	—	(34,076)	(34,076)
Accrued compensation	(36,126)	—	(36,126)
Pension and other postretirement benefits	5,365	—	5,365
Other assets and liabilities	(4,264)	29,314	25,050
Cash provided by operating activities of continuing operations	40,111	—	40,111
Cash used for operating activities of discontinued operations	(15,596)	—	(15,596)
Cash provided by operating activities	24,515	—	24,515
Investing Activities
Continuing operations:
Capital expenditures	(39,346)	—	(39,346)
Proceeds from the disposition of property plant and equipment	2,158	—	2,158
Cash used for investing activities of continuing operations	(37,188)	—	(37,188)
Cash used for investing activities of discontinued operations	(20,337)	—	(20,337)
Cash used for investing activities	(57,525)	—	(57,525)
Financing Activities
Cash used for financing activities of continuing operations	(190,325)	—	(190,325)
Effect of foreign currency exchange rate fluctuations on cash	(629)	—	(629)
Decrease in cash and cash equivalents	(223,964)	—	(223,964)
Cash and cash equivalents at beginning of period	266,632	—	266,632
Cash and cash equivalents at end of period	$42,668	$—	$42,668

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Three Months Ended June 29, 2014
Consolidated Statements of Cash Flows (Unaudited)	As Reported	Adjustments	As Restated

Operating Activities
Continuing operations:
Net income	$85,667	$(2,836)	$82,831
Net income from discontinued operations	(53,825)	—	(53,825)
Income from continuing operations	31,842	(2,836)	29,006
Adjustments to reconcile income from continuing operations to cash used for operating activities of continuing operations:
Depreciation	17,644	(317)	17,327
Amortization of intangible assets	775	—	775
Amortization of debt discount	1,927	—	1,927
Amortization of deferred financing costs	1,174	—	1,174
Fixed asset impairment	—	2,113	2,113
Deferred income taxes	1,745	—	1,745
Loss on disposal of property	771	—	771
Share-based plans expense	3,861	—	3,861
Excess tax benefits from share-based plans	(6,739)	—	(6,739)
Changes in assets and liabilities:
Net receivables	(110,743)	17,600	(93,143)
Net inventories	(15,127)	—	(15,127)
Accounts payable	52,300	—	52,300
Contract advances and allowances	14,245	(32,758)	(18,513)
Contract loss reserve	—	(14,985)	(14,985)
Accrued compensation	(32,340)	—	(32,340)
Pension and other postretirement benefits	13,813	—	13,813
Other assets and liabilities	2,480	31,183	33,663
Cash used for operating activities of continuing operations	(22,372)	—	(22,372)
Cash used for operating activities of discontinued operations	(69,108)	—	(69,108)
Cash used for operating activities	(91,480)	—	(91,480)
Investing Activities
Continuing operations:
Capital expenditures	(18,473)	—	(18,473)
Proceeds from the disposition of property plant and equipment	2,153	—	2,153
Cash used for investing activities of continuing operations	(16,320)	—	(16,320)
Cash used for investing activities of discontinued operations	(11,013)	—	(11,013)
Cash used for investing activities	(27,333)	—	(27,333)
Financing Activities
Cash used for financing activities of continuing operations	(15,329)	—	(15,329)
Effect of foreign currency exchange rate fluctuations on cash	249	—	249
Decrease in cash and cash equivalents	(133,893)	—	(133,893)
Cash and cash equivalents at beginning of period	266,632	—	266,632
Cash and cash equivalents at end of period	$132,739	$—	$132,739

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
Investments in marketable securities—The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities is included within other current assets and deferred charges and other noncurrent assets on the consolidated balance sheet. The fair value of these securities, not subject to leveling, is measured on a recurring basis and was $12,065 and $10,327 at December 31, 2015 and March 31, 2015, respectively.
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing and foreign currency risk, the Company periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 4, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During fiscal 2014, the Company entered into five interest rate swaps. These swaps are valued based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Fair value of financial assets and liabilities that are measured at fair value on a recurring basis were as follows:

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	—	$3,979	—
Liabilities:
Derivatives	—	8,353	—

	March 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	—	$7,823	—
Liabilities:
Derivatives	—	11,137	—
Carrying amount and fair value of financial assets and liabilities that are not measured at fair value on a recurring basis were as follows:

	December 31, 2015		March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$700,000	$712,500	$300,000	$306,000
Variable rate debt	790,000	787,697	1,288,501	1,283,539
4. Derivative Financial Instruments
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
At December 31, 2015, the Company had three outstanding interest rate swap contracts with notional amounts of $100,000 each with maturity dates in August 2016, 2017 and 2018, as well as two interest rate swap contracts with notional amounts of $50,000 each with maturity dates in November 2016 and 2017 as follows (See Note 10 for additional information):

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
Derivative gains and losses in the consolidated statements of comprehensive income (loss) were as follows:

	Gain (Loss) Reclassified from AOCI		Gain (Loss) Recognized in Income (ineffective portion and amount excluded from effectiveness testing)
	Location	Amount	Location	Amount
Nine months ended December 31, 2015
Commodity forward contracts (1)	Cost of sales	$(2,825)	Cost of sales	$—
Interest rate swap contracts	Interest expense	(3,028)	Interest expense	—
Foreign currency forward contracts	Cost of sales	(1,768)	Cost of sales	—
Year ended March 31, 2015
Commodity forward contracts	Cost of sales	(5,515)	Cost of sales	—
Interest rate swap contracts	Interest expense	(4,020)	Interest expense	—
Foreign currency forward contracts	Cost of sales	(9,182)	Cost of sales	—
_________________________________________

(1)	As restated.
All derivatives used by the Company during the periods presented were designated as hedging instruments.
The Company expects that any unrealized losses will be realized and reported in cost of sales when the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
5. Merger and Divestiture
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
Measurement Period Adjustments (as restated)
In accordance with the Company's adoption of ASU 2015-16 (see Note 1), measurement period adjustments pertaining to the Merger were recorded during the 2015 transition period and were not retroactively reclassified to prior periods. In addition, income statement amounts that would have been recorded in previous periods had the measurement period adjustments been recorded at the date of the Merger were recorded in the last quarter of the 2015 transition period. Such income statement amounts that were included in the results for the 2015 transition period were not material.
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

	Year Ended March 31, 2015	Year Ended March 31, 2014
	As Restated	As Restated
Sales	$4,167,728	$4,165,628
Income (loss) from continuing operations	154,868	(56,847)
Basic earnings (loss) per common share from continuing operations	$2.46	$(0.96)
Diluted earnings (loss) per common share from continuing operations	2.43	(0.94)
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
Sales to Vista Outdoor under the two supply agreements were $137,815 (as restated) for the 2015 transition period and $18,928 for the period from the date of the Distribution to March 31, 2015. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation (see Operating Segment Information Note 17) were $170,818 for the period April 1, 2014 through February 8, 2015 and $273,246 for fiscal 2014.
6. Net Receivables
Net receivables, including amounts due under long-term contracts consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated	As Restated
Billed receivables
U.S. Government contracts	$121,756	$186,430
Commercial and other	95,766	88,601
Unbilled receivables
U.S. Government contracts	807,778	866,709
Commercial and other	646,549	559,481
Less allowance for doubtful accounts	(1,028)	(4,692)
Net receivables	$1,670,821	$1,696,529
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
7. Net Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of the Company's facilities, and using the straight-line method at other Company facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment is depreciated over 1 to 30 years and buildings and improvements is depreciated over 1 to 45 years. Depreciation expense was $89,374 in the 2015 transition period (as restated), $72,843 in fiscal 2015 (as restated) and $69,192 in fiscal 2014.
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
Net property, plant and equipment consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated	As Restated
Land and land improvements	$47,907	$41,597
Buildings and other improvements	355,687	339,929
Machinery, equipment and other	1,289,721	1,234,968
Property not yet in service	134,234	139,662
Gross property, plant and equipment	1,827,549	1,756,156
Less accumulated depreciation	(1,065,855)	(987,106)
Net property, plant and equipment	$761,694	$769,050

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

8. Goodwill, Net Intangibles and Other Noncurrent Assets
Changes in goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
	As Restated	As Restated	As Restated	As Restated
Balance, March 31, 2014	$530,869	$363,247	$145,647	$1,039,763
Merger	266,657	—	590,135	856,792
Impairment	—	—	(34,300)	(34,300)
Balance, March 31, 2015	$797,526	$363,247	$701,482	$1,862,255
Measurement period adjustments	125,465	—	(159,354)	(33,889)
Balance, December 31, 2015	$922,991	$363,247	$542,128	$1,828,366
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
Goodwill recorded within Defense Systems Group is presented net of accumulated impairment losses totaling $3,700 (see Note 2-"Restatement", for further discussion).
Other noncurrent assets consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated	As Restated
Parts inventory	$10,303	$9,973
Environmental remediation receivable	15,145	23,771
Derivative contracts	1,105	4,105
Tax refund receivable	42,555	38,392
Other noncurrent assets	70,354	66,220
Total other noncurrent assets	$139,462	$142,461
Net intangibles consisted of the following amortizing intangibles:

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Contract Backlog	$179,000	$(36,696)	$142,304	$164,000	$(6,167)	$157,833
Patented technology	11,018	(6,206)	4,812	10,700	(5,350)	5,350
Customer relationships and other	24,294	(24,254)	40	24,294	(22,270)	2,024
Net intangibles	$214,312	$(67,156)	$147,156	$198,994	$(33,787)	$165,207

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
Scheduled amortization is as follows:

	Contract Backlog	Patents and Customer Relationships	Total
2016	$42,495	$1,220	$43,715
2017	41,005	1,180	42,185
2018	33,045	1,120	34,165
2019	19,184	1,072	20,256
2020	6,575	260	6,835
Total	$142,304	$4,852	$147,156
9. Other Current and Noncurrent Liabilities
Other current liabilities consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated	As Restated
Employee benefits, insurance, pension and other postretirement benefits	$62,034	$53,588
Deferred lease obligation	12,222	30,857
Interest	10,300	7,801
Other	81,540	128,503
Total other current liabilities	$166,096	$220,749
Other noncurrent liabilities consisted of the following:

	December 31, 2015	March 31, 2015
	As Restated	As Restated
Environmental remediation	$35,100	$43,326
Income taxes	19,429	34,041
Deferred lease obligation	13,795	5,705
Management nonqualified deferred compensation plan	14,864	14,853
Other	43,964	43,508
Total other noncurrent liabilities	$127,152	$141,433
During the 2015 transition period, the Company recorded a $50,277 (as restated) reduction in Merger-related contract fair value liabilities in connection with the recognition of this amount in sales as progress toward completion was realized on certain contracts acquired in the Merger.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 31, 2015	March 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$790,000	$—
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	—
Former Senior Credit Facility:
Term A Loan due 2018	—	946,875
Term A Loan due 2019	—	144,375
Term B Loan due 2020	—	197,251
Carrying amount of long-term debt	1,490,000	1,588,501
Unamortized debt issuance costs:
Senior Credit Facility	6,302	14,408
5.25% Senior Notes due 2021	1,915	2,160
5.50% Senior Notes due 2023	5,947	—
Unamortized debt issuance costs	14,164	16,568
Long-term debt less unamortized debt issuance costs	1,475,836	1,571,933
Less: Current portion of long-term debt	40,000	59,997
Long-term debt	$1,435,836	$1,511,936
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due on September 29, 2020. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. Based on the Company's current total leverage ratio, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.06% at December 31, 2015. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this current fee is 0.2%. At December 31, 2015, the Company had no borrowings outstanding on the Revolving Credit Facility and had outstanding letters of credit of $146,477, which reduced amounts available on the Revolving Credit Facility to $853,523. As a result of this refinancing, the Company recorded a charge of $10,301, reported in net interest expense, to write off a portion of the unamortized debt issuance costs associated with the Former Senior Credit Facility. The remaining unamortized debt issuance costs associated with the Former Senior Credit Facility of $3,361 are being amortized to interest expense along with $3,306 of debt issuance costs incurred related to the Senior Credit Facility over five years, the term of the Senior Credit Facility.
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
5.50% Notes
In September 2015, the Company issued $400,000 aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.50% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of $6,136 (as restated) related to these notes are being amortized to interest expense over eight years, the term of the notes.
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
At December 31, 2015, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(200)	0.87%	0.42%	August 2016
Non-amortizing swap	$100,000	$(668)	1.29%	0.42%	August 2017
Non-amortizing swap	$100,000	$(1,441)	1.69%	0.42%	August 2018
Non-amortizing swap	$50,000	$9	0.65%	0.42%	November 2016
Non-amortizing swap	$50,000	$(139)	1.10%	0.42%	November 2017
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

Scheduled Minimum Loan Payments
Scheduled minimum loan payments are as follows (as restated):

2016	$40,000
2017	40,000
2018	40,000
2019	40,000
2020	630,000
Thereafter	700,000
Total	$1,490,000
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
In connection with the Distribution, the Company transferred its obligation for pension benefits and other postretirement benefit ("PRB") plans for all current and former employees of Sporting Group to Vista Outdoor. The transfer of this obligation reduced the Company's pension liabilities by $223,790, pension assets by $163,034 and accumulated other comprehensive loss for pension benefits by $97,764. The transfer of this obligation also reduced the Company's PRB liabilities by $1,963 and accumulated other comprehensive gain for PRB benefits by $1,727.
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

(2)
The actual amount transferred to Vista Outdoor on February 9, 2015 was determined to be $158,514. The difference between this amount and the fair value of these assets at the time of transfer of $163,034 was treated as gain/loss on plan assets.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Pension Benefits		Other Postretirement Benefits
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Noncurrent assets	$4,264	$4,318	$—	$—
Other current liabilities	(5,400)	(3,743)	(3,381)	(3,436)
Postretirement and postemployment benefit liabilities	—	—	(50,906)	(64,506)
Pension liabilities	(761,632)	(851,001)	—	—
Net amount recognized	$(762,768)	$(850,426)	$(54,287)	$(67,942)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,407,947	$1,520,459	$15,795	$25,906
Unrecognized prior service benefits	(131,068)	(144,410)	(9,724)	(15,163)
Accumulated other comprehensive loss (income)	$1,276,879	$1,376,049	$6,071	$10,743
The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2016 is as follows:

	Pension	Other Postretirement Benefits
Recognized net actuarial losses	$123,195	$1,589
Amortization of prior service benefits	(20,605)	(5,162)
Total	$102,590	$(3,573)
The accumulated benefit obligation for all defined benefit pension plans was $2,952,599 at December 31, 2015 and $3,197,143 at March 31, 2015.

	December 31, 2015	March 31, 2015
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$2,952,668	$3,189,805
Accumulated benefit obligation	$2,952,599	$3,187,727
Fair value of plan assets	$2,189,900	$2,335,060

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Components of net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Components of net periodic benefit cost:
Service cost	$14,445	$23,182	$34,763	$1	$3	$9
Interest cost	91,044	129,236	130,253	3,378	4,803	5,207
Expected return on plan assets	(120,352)	(165,780)	(161,111)	(2,767)	(3,553)	(3,419)
Amortization of unrecognized net loss	112,949	118,163	145,891	1,488	1,629	2,288
Amortization of unrecognized prior service cost	(15,638)	(22,284)	(20,984)	(5,439)	(8,362)	(8,381)
Net periodic benefit cost before special termination benefits cost / curtailment	82,448	82,517	128,812	(3,339)	(5,480)	(4,296)
Special termination benefits cost / curtailment	—	2,469	—	—	—	—
Net periodic benefit cost	$82,448	$84,986	$128,812	$(3,339)	$(5,480)	$(4,296)
Amounts reported in:
Continuing operations	$82,448	$81,038	$120,812	$(3,339)	$(5,496)	$(4,340)
Discontinued operations	—	3,948	8,000	—	16	44
Net periodic benefit cost	$82,448	$84,986	$128,812	$(3,339)	$(5,480)	$(4,296)
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Assumptions

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Weighted-average assumptions used to determine benefit obligations at the end of each period
Discount rate	4.40%	3.90%	4.50%	3.98%	3.55%	3.95%
Rate of compensation increase:
Union	3.13%	3.66%	3.22%
Salaried	3.62	3.14	3.47

	Pension Benefits			Other Postretirement Benefits
	Nine Months Ended December 31, 2015	Years Ended		Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Weighted-average assumptions used to determine net periodic benefit cost for each period
Discount rate	3.90%	4.50%	4.35%	3.55%	3.95%	3.80%
Expected long-term rate of return on plan assets	7.25	7.25	7.25	5.00% / 6.25%	5.00% / 6.25%	5.00% / 6.25%
Rate of compensation increase:
Union	3.66%	3.22%	3.23%
Salaried	3.14	3.47	3.49
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
Assumed Health Care Cost Trend Rates Used to Measure Expected Cost of Benefits

	December 31, 2016	December 31, 2015
Weighted average health care cost trend rate	6.10%	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Fiscal year that the rate reaches the ultimate trend rate	2027	2027
Since fiscal 2006, health care cost trend rates have been set specifically for each benefit plan and design. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point increase or decrease in the assumed health care cost trend rates would have the following effects:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost	$286	$(253)
Effect on postretirement benefit obligation	$6,888	$(6,118)
Plan Assets
Pension.    Pension plan weighted-average asset allocations:

	Anticipated 2016		Actual
	Low	High	December 31, 2015	March 31, 2015
Asset Category:
Domestic equity	10.0%	25.0%	19.9%	20.7%
International equity	10.0%	20.0%	13.1%	13.7%
Fixed income	35.0%	50.0%	40.5%	42.5%
Real estate	—%	10.0%	5.0%	4.8%
Hedge funds/private equity	15.0%	30.0%	16.8%	14.8%
Other investments/cash	—%	6.0%	4.7%	3.5%
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
Fair Value: Pension plan investments using the fair value hierarchy discussed in Note 3 at December 31, 2015 consisted of the following:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$33,271	$—	$33,271
U.S. Government securities	62,428	5,939	—	68,367
Corporate debt	—	405,898	95	405,993
Common stock	88,928	6,842	—	95,770
Partnership/joint venture interest	—	—	709,251	709,251
Other investments	156	1,940	—	2,096
Common/collective trusts	—	609,852	—	609,852
Registered investment companies	59,366	164,696	—	224,062
Value of funds in insurance company accounts	—	40,195	1,043	41,238
Total	$210,878	$1,268,633	$710,389	$2,189,900

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Pension plan investments using the fair value hierarchy discussed in Note 3 at March 31, 2015 consisted of the following:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest-bearing cash	$—	$3,279	$—	$3,279
U.S. Government securities	158,938	11,546	—	170,484
Corporate debt	—	410,035	187	410,222
Common stock	110,932	5,289	—	116,221
Partnership/joint venture interest	—	—	746,305	746,305
Other investments	5	3,121	—	3,126
Common/collective trusts	—	743,960	—	743,960
Registered investment companies	131,251	145,649	—	276,900
Value of funds in insurance company accounts	—	42,190	1,076	43,266
Total	401,126	1,365,069	747,568	2,513,763
Fair value of assets at March 31, 2015 transferred to Vista Outdoor	(26,324)	(89,584)	(49,060)	(164,968)
Fair Value of plan assets at end of year	$374,802	$1,275,485	$698,508	$2,348,795
Changes in Level 3 assets consisted of the following:

	Corporate Debt	Insurance Contracts	Partnerships/ Joint Ventures
Balance, March 31, 2014	$199	$1,131	$689,073
Realized (losses) gains	—	6	38,614
Net unrealized (losses) gains	1	(2)	(5,558)
Net purchases, issuances, and settlements	(13)	(59)	24,176
Net transfers into (out of) Level 3	—	—	—
Balance, March 31, 2015	187	1,076	746,305
Realized (losses) gains	1	16	24,088
Net unrealized (losses) gains	1	(7)	(37,868)
Net purchases, issuances and settlements	(94)	(42)	(23,274)
Net transfers into (out of) Level 3	—	—	—
Balance, December 31, 2015	$95	$1,043	$709,251
There was no direct ownership of the Company common stock included in plan assets at any of the periods presented.
Other Postretirement Benefits.    The Company's other PRB obligations were 52.5% and 48.4% pre-funded at December 31, 2015 and March 31, 2015, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 44% and 44% of the assets were held in the 401(h) account at December 31, 2015 and March 31, 2015, respectively. The remaining assets are in fixed income investments. The Company's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During the 2015 transition period, the Company contributed $72,000 directly to the ATK Plans' pension trust and $1,845 directly to retirees under its supplemental (nonqualified) executive retirement plan. The Company also contributed $5,644 to its other PRB plans. The Company is required to make contributions of $37,000 to meet its legally required minimum contributions for 2016. The Company also expects to distribute approximately $5,400 directly to retirees under its supplemental executive retirement plans and to contribute approximately $7,552 to its other postretirement benefit plans in 2016.

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
At December 31, 2015, the Company had approximately nine thousand U.S. employees eligible under the plan. The Company has union-represented employees at five locations, comprising less than 20% of its total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”). One location is currently negotiating its initial CBA with the Company.  The Company’s current CBAs expire in 2016 and 2017.
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
12. Income Taxes
Income taxes consisted of the following:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
	As Restated	As Restated	As Restated
Current:
Federal	$27,068	$21,321	$43,358
State	2,258	3,508	1,562
Deferred:
Federal	55,301	17,314	(110,792)
State	2,286	(4,844)	(8,547)
Income taxes	$86,913	$37,299	$(74,419)
Differences between the federal statutory rate and the Company's effective rate related to the following:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
	As Restated	As Restated	As Restated
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.1	(0.1)	7.2
Domestic manufacturing deduction	(1.5)	(5.6)	3.9
Goodwill impairment	—	11.2	—
Research and development tax credit	(5.2)	(3.2)	2.7
Change in prior year contingent tax liabilities	1.0	(3.7)	7.1
Nondeductible transaction costs	—	7.2	—
Other	(1.1)	(3.3)	(1.9)
Change in valuation allowance	1.6	(2.7)	(0.3)
Income tax provision	31.9%	34.8%	53.7%

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
Deferred income tax assets and liabilities resulting from temporary differences related to the following:

	Years Ended
	December 31, 2015	March 31, 2015
	As Restated	As Restated
Deferred income tax assets:
Retirement benefits	$306,008	$344,674
Federal carryforwards	35,957	10,269
Other	42,733	49,082
Other reserves	25,676	28,697
Accruals for employee benefits	41,719	46,691
Inventory	14,206	10,893
Contract method of revenue recognition	108,513	134,329
Total deferred income tax assets before valuation allowance	574,812	624,635
Valuation allowance	(13,190)	(8,836)
Total deferred income tax assets	561,622	615,799
Deferred income tax liabilities:
Intangible assets	(98,300)	(114,598)
Property, plant and equipment	(129,188)	(123,154)
Debt-related	(15,596)	(21,290)
Total deferred income tax liabilities	(243,084)	(259,042)
Net deferred income tax assets	$318,538	$356,757
The Company believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The Company's recorded valuation allowance of $13,190 at December 31, 2015 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
Included in the net deferred tax asset are net operating loss and credit carryovers of $35,539 (as restated), net of valuation allowances, which expire in years ending from December 31, 2016 through December 31, 2036, and $8,799 that may be carried over indefinitely.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The following summarizes activity related to valuation allowances for deferred tax assets:

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
Unrecognized Tax Benefits
Unrecognized tax benefits consist of the carrying value of the Company's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At December 31, 2015 and March 31, 2015, unrecognized tax benefits that have not been recognized in the financial statements amounted to $82,643 and $35,549, respectively (as restated), of which $78,988 and $32,185, respectively (as restated), would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,015 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 to $2,599.
Changes in unrecognized tax benefits, excluding interest and penalties, were as follows:

	Nine Months Ended December 31, 2015	Years Ended
		March 31, 2015	March 31, 2014
	As Restated	As Restated	As Restated
Unrecognized tax benefits, beginning of period	$33,784	$32,232	$25,657
Gross increases—tax positions in prior periods	42,264	21,369	15,412
Gross decreases—tax positions in prior periods	(1,147)	(16,721)	(13,172)
Gross increases—current-period tax positions	5,818	1,469	4,488
Settlements	—	(2,786)	—
Lapse of statute of limitations	(74)	(1,779)	(153)
Unrecognized tax benefits, end of period	$80,645	$33,784	$32,232
The Company reports income tax-related interest income within income taxes. Penalties and tax-related interest expense are also reported as a component of income taxes. At December 31, 2015 and March 31, 2015, $1,690 and $1,476 of income tax-related interest (as restated) and $307 and $289 of penalties (as restated) were included in accrued income taxes, respectively.
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
Scheduled operating lease payments are as follows (as restated):

2016	$72,822
2017	60,757
2018	55,487
2019	50,389
2020	41,435
Thereafter	90,933
Total	$371,823
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
14. Contingencies
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
In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139,000, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. The Company entered into a tolling agreement with the State in fiscal 2002 (the “Bacchus Tolling Agreement”). In fiscal 2003, the Company entered into a similar tolling agreement with the State regarding the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol (the “Promontory Tolling Agreement”). Also in fiscal 2003, the Company and Kennecott Utah Copper LLC (Kennecott) entered into a tolling agreement due the presence of perchlorate in Kennecott’s Section 21 Well Field. Both parties continue to monitor the quality of the water in the Section 21 Well Field and the Company has agreed to continue to supply bottled water to Kennecott for the areas potentially affected by the Section 21 Well Field. These agreements allow the Company time to continue to identify and address the contamination by the normal and planned regulatory remediation processes in Utah. The Bacchus Tolling Agreement expires in January 2016 and the Promontory Tolling Agreement has been extended to September 2017. The Kennecott tolling agreement was extended in fiscal 2014 and expires in September 2018. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected areas, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this matter.
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
At December 31, 2015, there were up to 157,799 shares reserved for performance and TSR awards for executive officers and key employees. Performance shares are valued at the fair value of the Company stock at the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these performance shares:

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
The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted-average fair value of options granted was $20.80, $39.81 and $35.34 during the 2015 transition period and the years ended March 31, 2015 and March 31, 2014, respectively.
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
The Company's stock option activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding, March 31, 2013	262,248	$61.72	2.7	$—
Granted	47,490	130.86
Exercised	(13,173)	55.32
Forfeited/expired	(26,160)	62.34
Outstanding, March 31, 2014	270,405	$74.11	8.3	$68.04
Granted	73,100	72.06
Converted in conjunction with the Merger	11,225	27.45
Outstanding, March 31, 2015	354,730	$41.83	7.8	$34.80
Granted	1,443	73.13
Exercised	(122,893)	30.90
Outstanding, December 31, 2015	233,280	$47.79	7.7	$41.55
Options exercisable at:
December 31, 2015	109,509	$32.43	6.6	$56.91
March 31, 2015	230,715	$64.32	7.0	$44.99
March 31, 2014	114,083	$61.63	8.0	$80.52
The total intrinsic value of options exercised was $5,363 (as restated) and $295 during the 2015 transition period and fiscal 2014, respectively. There were no options exercised in fiscal 2015. Total cash received from options exercised during the 2015 transition period and fiscal 2014 was $3,684 and $729, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

The Company's nonvested stock-based compensation awards activity was as follows:

	Performance Share and TSR Awards	Restricted Stock Units	Restricted Stock Awards	Combined Weighted Average Grant Date Fair Value
Nonvested, March 31, 2013	491,016	—	267,426	$65.42
Granted	113,212	—	127,451	114.65
Canceled/forfeited	(200,557)	—	(13,526)	68.65
Vested	(95,579)	—	(98,407)	66.60
Nonvested, March 31, 2014	308,092	—	282,944	$83.91
Granted	161,661	—	139,094	81.88
Converted in conjunction with the Merger	—	647,436	—	71.29
Canceled/forfeited	(309,223)	—	(13,521)	87.05
Vested	—	(146,497)	(195,882)	72.50
Nonvested, March 31, 2015	160,530	500,939	212,635	$77.02
Granted	2,976	—	86,108	74.88
Canceled/forfeited	(5,374)	(10,908)	(9,914)	80.88
Vested	(333)	(191,084)	(17,806)	43.87
Nonvested, December 31, 2015	157,799	298,947	271,023	$75.57
At December 31, 2015, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $29,320 and is expected to be realized over a weighted average period of 2.2 years.
Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75,000 or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100,000 or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250,000 or 3.25 million shares. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 1,008,445 shares for $75,795 in the 2015 transition period, $0 during fiscal 2015 and 609,922 shares for $52,130 during fiscal 2014.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
16. Restructuring Costs
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

Changes in restructuring liabilities were as follows (as restated):

	Termination Benefits	Remaining Lease Rentals	Asset Impairment	Facility Closure and Other Costs	Total
Balance, March 31, 2014	$—	$—	$—	$—	$—
Expense	9,595	11,473	3,166	1,385	25,619
Payments	(1,263)	(1,046)	—	(1,385)	(3,694)
Noncash settlements	—	—	(3,166)	—	(3,166)
Balance, March 31, 2015	8,332	10,427	—	—	18,759
Expense	3,798	18,018	6,213	—	28,029
Payments	(8,541)	(2,291)	—	—	(10,832)
Noncash settlements	—	—	(6,213)	—	(6,213)
Balance, December 31, 2015	$3,589	$26,154	$—	$—	$29,743
17. Operating Segment Information
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

The Company derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. Sales to the U.S. Government and U.S. Government prime contractors were as follows:

	U.S. Government Sales	Percentage of sales
	As Restated	As Restated
Nine months ended December 31, 2015	$2,359,302	70%
Year ended March 31, 2015	$2,332,297	75%
Year ended March 31, 2014	$2,431,704	84%
The CRS I contract with NASA, which is reported within Flight Systems Group and Space Systems Group, comprised 10% (as restated) of total sales in the 2015 transition period.
The Company's small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 6% (as restated), 12% (as restated), and 16% (as restated), of total sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. No other single contract accounted for more than 10% of the Company's sales in the 2015 transition period, fiscal 2015 or fiscal 2014.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

No single commercial customer accounted for 10% or more of the Company's sales in the 2015 transition period, fiscal 2015, or fiscal 2014.
The Company's international sales were $766,441 (as restated) in the 2015 transition period, $608,140 (as restated) in fiscal 2015 and $347,502 (as restated) in fiscal 2014. During the 2015 transition period, 47% of these sales were in Defense Systems Group, 35% were in Space Systems Group and 18% of these sales were in Flight Systems Group. Sales to no individual country outside the United States accounted for more than 4%, 6%, or 5% (as restated) of the Company's sales in the 2015 transition period, fiscal 2015 and fiscal 2014, respectively. Substantially all of the Company's assets are held in the United States.
Operating results and total assets by segment were as follows:

	Nine Months Ended December 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	As Restated	As Restated	As Restated	As Restated	As Restated
Sales:
External customers	$1,115,404	$1,313,764	$962,216	$—	$3,391,384
Intercompany	26,971	6,488	14,663	(48,122)	—
Total	$1,142,375	$1,320,252	$976,879	$(48,122)	$3,391,384
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$196,583	$125,736	$67,185	$(56,899)	$332,605
Capital expenditures	$48,342	$22,443	$31,217	$2,632	$104,634
Depreciation	$39,183	$15,308	$23,825	$11,058	$89,374
Amortization of intangibles	$410	$514	$54	$32,393	$33,371
Total assets	$2,223,787	$1,184,071	$1,272,425	$643,412	$5,323,695

	Year Ended March 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	As Restated	As Restated	As Restated	As Restated	As Restated
Sales:
External customers	$1,064,316	$1,654,292	$394,051	$—	$3,112,659
Intercompany	29,150	178,234	16,686	(224,070)	—
Total	$1,093,466	$1,832,526	$410,737	$(224,070)	$3,112,659
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$144,847	$185,295	$(5,859)	$(101,560)	$222,723
Capital expenditures	$48,861	$44,243	$5,718	$13,882	$112,704
Depreciation	$34,930	$19,793	$11,029	$7,091	$72,843
Amortization of intangibles	$1,232	$1,864	$—	$6,167	$9,263
Total assets	$2,044,201	$1,173,336	$1,454,344	$805,651	$5,477,532

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2014
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	As Restated	As Restated	As Restated	As Restated	As Restated
Sales:
External customers	$902,683	$1,633,181	$354,847	$—	$2,890,711
Intercompany	8,549	283,077	16,353	(307,979)	—
Total	$911,232	$1,916,258	$371,200	$(307,979)	$2,890,711
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$110,807	$(157,449)	$31,117	$(43,360)	$(58,885)
Capital expenditures	$54,660	$42,061	$6,760	$2,249	$105,730
Depreciation	$34,490	$20,110	$8,173	$6,419	$69,192
Amortization of intangibles	$1,248	$1,864	$—	$—	$3,112
Total assets	$1,361,544	$1,143,050	$285,019	$701,093	$3,490,706
During fiscal 2015, the Company recognized a goodwill impairment charge in Space Systems Group of $34,300. Defense Systems Group had sales to Vista Outdoor for the 2015 transition period of $137,815 (as restated) and for the period from Distribution to March 31, 2015 of $18,928, in conjunction with two supply agreements. Sales to Sporting Group were previously reported as intercompany sales and eliminated in consolidation and totaled $170,818 for the period April 1, 2014 through February 8, 2015 and $273,246 for fiscal 2014.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

18. Transition Period Comparative Data
The following table presents certain financial information for the nine months ended December 31, 2015 and 2014 respectively:

	Nine Months Ended
(Amounts in thousands except per share data)	December 31, 2015	December 28, 2014
	As Restated	As Restated
		(unaudited)
Sales	$3,391,384	$2,141,509
Gross profit	$674,148	$477,630
Income from continuing operations	$185,179	$109,205
Income from discontinued operations	$1,008	$108,210
Net income attributable to Orbital ATK, Inc.	$186,187	$217,415
Basic earnings per common share
Income from continuing operations	$3.12	$3.44
Income from discontinued operations	0.02	3.42
Net income attributable to Orbital ATK, Inc.	$3.14	$6.86
Diluted earnings per common share
Income from continuing operations	$3.09	$3.37
Income from discontinued operations	0.02	3.34
Net income attributable to Orbital ATK, Inc.	$3.11	$6.71
Note: earnings per share amounts may not recalculate due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

19. Quarterly Financial Data (unaudited)
Quarterly Financial Data (Unaudited). As discussed in Note 2, the Company has restated its quarters in the 2015 transition period and fiscal 2015. The quarterly unaudited financial results presented in the table below reflect the impact of the restatement and the restatement adjustments are presented in Note 2:

	Nine Months Ended December 31, 2015
	Quarter Ended
	July 5	October 4	December 31
	As Restated	As Restated	As Restated
Sales	$1,103,578	$1,143,246	$1,144,560
Gross profit	$222,861	$208,817	$242,470
Income from continuing operations	$57,836	$74,047	$53,296
Income from discontinued operations	$—	$—	$1,008
Net income attributable to Orbital ATK, Inc.	$57,836	$74,047	$54,304

Basic earnings per common share from: (1)
Continuing operations	$0.98	$1.26	$0.90
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.98	$1.26	$0.92
Diluted earnings per common share from: (1)
Continuing operations	$0.97	$1.25	$0.89
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.97	$1.25	$0.91
Cash dividends per common share:
Declared	$—	$0.26	$0.26
Paid	$0.26	$0.26	$0.26

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share data and unless otherwise indicated)

	Year Ended March 31, 2015
	Quarter Ended
	June 29	September 28	December 28	March 31
	As Restated	As Restated	As Restated	As Restated
Sales	$694,956	$722,012	$724,541	$971,150
Gross profit	$158,239	$158,195	$161,196	$223,273
Income (loss) from continuing operations	$28,937	$37,894	$42,373	$(39,353)
Income from discontinued operations	$53,825	$53,895	$492	$16,837
Net income (loss) attributable to Orbital ATK, Inc.	$82,762	$91,789	$42,865	$(22,516)
Basic earnings (loss) per common share from:(1)
Continuing operations	$0.91	$1.20	$1.33	$(0.84)
Discontinued operations	1.70	1.70	0.02	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$2.61	$2.90	$1.35	$(0.48)
Diluted earnings (loss) per common share from:(1)
Continuing operations	$0.87	$1.18	$1.32	$(0.84)
Discontinued operations	1.63	1.68	0.02	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$2.50	$2.86	$1.34	$(0.48)
Cash dividends per common share:
Declared	$0.32	$0.32	$0.32	$0.58
Paid	$0.32	$0.32	$0.32	$0.32
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
20. Subsequent Events (unaudited)
As a result of the Restatement, the Company was unable to file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"). The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under the Senior Credit Facility for filing with the SEC the 2016 Quarterly Reports, as well as an amended Form 10-Q for the fiscal quarter ended April 3, 2016 and the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-K/A based on the Company's restated financial results.
On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr v. Orbital ATK, Inc., et al., No. 16-cv-01031 (TSE-MSN)).  The class action complaint asserts claims on behalf of purchasers of Orbital securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the

U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant. The complaint seeks a determination that this matter is a proper class action and certifying the plaintiff as the class representative, an award of damages, an award of reasonable costs and expenses of trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.
SEC Investigation
The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Original Filing, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in this Form 10-K/A. The Company is cooperating fully with the SEC in connection with these matters.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Internal Investigation
As described in the Explanatory Note to this Form 10-K/A, we have restated our consolidated financial statements for the 2015 transition period, fiscal 2015, fiscal 2014, the quarters in the 2015 transition period and fiscal 2015 presented in Item 8 Financial Statements and Supplementary Data, and the unaudited selected financial data for the fiscal year ended March 31, 2013 ("fiscal 2013") presented in Item 6 Selected Financial Data. The impacts of the restatement on fiscal 2013 are reflected in the consolidated financial statements as an adjustment to the beginning retained earnings in the consolidated financial statements for fiscal 2014. For more information regarding the Restatement, see Note 2 "Restatement" of the notes to consolidated financial statements contained in Part II, Item 8, Financial Statements and Supplementary Data, in this Form 10-K/A. See also Note 19 Quarterly Financial Data (Unaudited) of the notes to consolidated financial statements contained in Part II, Item 8 in this Form 10-K/A for further information regarding the previously reported restatement of the quarterly periods in the 2015 transition period. Capitalized terms used in this Item 9A have been defined in the Explanatory Note.
The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. The investigation is complete.
Based on the internal investigation, the Audit Committee and senior management concluded as follows: Certain personnel at the Small Caliber Systems Division and, in some cases, Defense Systems Group, acted inappropriately and failed to adhere to the high standards established in the Company’s policies and expected by senior management and the Board of Directors. Specifically, with respect to the Lake City Contract: (a) there likely was a bias toward maintaining a targeted profit rate; (b) in some cases, there appears to have been inappropriate use of management reserves to maintain the targeted profit rate; (c) some members of the Small Caliber Systems Division finance staff failed to follow up and inquire further into indicators that cost overruns were occurring, and if such inquiries had been made, it could have led to further contemporaneous discussion and an earlier conclusion that the Lake City Contract was in a forward loss position; and (d) negative information was suppressed, and concerns at the Small Caliber Systems Division about cost overruns were not escalated appropriately to higher-level Company management or finance staff, nor were they communicated to the Audit Committee, the Board of Directors or the independent registered public accounting firms. The Lake City Contract is in a forward loss position, which means that it will result in a net loss over its total contract life. In addition to the investigation findings above, the Company’s identification of the forward loss was also delayed by a number of other factors which obscured the actual performance of the Lake City Contract, including migration to a new plant-wide software system at LCAAP, the unionization of employees at the LCAAP, and other factors. In response to the findings of the internal investigation, the Company has taken and will continue to take significant and comprehensive remedial actions which are described below under “Remediation Efforts to Address Material Weaknesses.”
In view of the Restatement, management conducted a comprehensive and intensive review of all relevant material contracts throughout the Company. No material adjustment to the accounting for any of these contracts was required as a result of this review, nor were any circumstances similar to those at the Small Caliber Systems Division discovered.
Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is accurately recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
In connection with the Original Filing on March 15, 2016, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses in our internal control over financial reporting that were identified in connection with the preparation of the Original Filing and which are described below.
In the Quarterly Reports on Form 10-Q for the quarterly periods ended July 5, 2015 and October 4, 2015, the CEO and CFO had concluded that the Company's disclosure controls and procedures were effective for such quarterly periods. In light of the material weaknesses in our internal control over financial reporting that were identified in connection with the preparation of the Original Filing and that are described below, the CEO and CFO re-evaluated their conclusions regarding the Company’s disclosure controls and procedures for the quarterly periods ended July 5, 2015 and October 4, 2015 and concluded and disclosed in the Original Filing that the Company’s disclosure controls and procedures were also not effective as of July 5, 2015 and October 4, 2015 because of the material weaknesses in our internal control over financial reporting described below that existed at that time.
Subsequent to the evaluation made in connection with the Original Filing in March 2016 and in connection with the preparation and filing of the Restatement and this Form 10-K/A, our CEO and CFO re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. The re-evaluation concluded additional material weaknesses existed, which are described below. As a result of the material weaknesses, our CEO and CFO re-affirmed the conclusion that our disclosure controls and procedures were not effective as of July 5, 2015, October 4, 2015 and December 31, 2015.
Management's Report on Internal Control over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weaknesses Identified in the Original Filing.
In connection with preparing the Original Filing, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 because of material weaknesses in our control environment related to (i) establishing and maintaining accounting policies and procedures related to complex transactions and (ii) maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
These material weaknesses in our control environment contributed to material weaknesses at the control activity level where we (iii) did not design appropriate controls to ensure completeness and accuracy of purchase accounting, specifically we did not maintain controls over measurement period adjustments and controls over the calculation of acquired contracts’ percentage of completion used to recognize revenue. In addition, we (iv) did not maintain controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
These material weaknesses resulted in misstatements that were corrected in the restatement of the Company’s unaudited interim consolidated financial statements for the three months ended July 5, 2015 and October 4, 2015, included in the Original Filing and corrected in the Restatement included in this Form 10-K/A. Additionally, these material weaknesses could have resulted in a misstatement of account balances or disclosures that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Additional Material Weaknesses Identified in this Form 10-K/A.
As part of management’s re-evaluation of our internal control over financial reporting in connection with preparing this Form 10-K/A, management identified two additional material weaknesses in our internal control over financial reporting as of December 31, 2015: (v) the Company did not maintain an effective control environment at our Defense Systems Group and its Small Caliber Systems Division. Specifically, the Small Caliber Systems Division did not maintain a control environment where procedures to escalate accounting issues to Defense Systems Group or Corporate management were followed, which led to the suppression of information by Small Caliber Systems Division management related to cost overruns and the override of certain controls due to pressure to achieve cost savings and maintain a targeted profit rate; and (vi) the material weakness in our control environment contributed to a material weakness at the Small Caliber Systems Division, where the Small Caliber

Systems Division did not design and maintain controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue.
Collectively, the material weaknesses identified in the Original Filing and the additional material weaknesses identified in this Form 10-K/A resulted in misstatements in multiple accounts and the related footnote disclosures for the quarterly and annual periods in the 2015 transition period, fiscal 2015, fiscal 2014 and fiscal 2013. These misstatements were corrected through restatement of the consolidated financial statements and other financial information for those periods, which are described in Part II, Item 8, Financial Statements and Supplementary Data - Note 2. "Restatement," of the notes to consolidated financial statements in this Amendment. Additionally, these material weaknesses could have resulted in a material misstatement of account balances or disclosures that would have resulted in additional material misstatements to the annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Report on Internal Control over Financial Reporting included in the Original Filing, our management, including our CEO and CFO, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015 because of the material weaknesses described above in Material Weaknesses Identified in the Original Filing. Management subsequently concluded that the material weaknesses described above in Additional Material Weaknesses Identified in this Form 10-K/A also existed as of December 31, 2015. As a result, management has re-affirmed the conclusion that we did not maintain effective internal control over financial reporting as of December 31, 2015. Accordingly, management has restated its report on internal control over financial reporting to include these additional material weaknesses.
Our internal control over financial reporting at December 31, 2015, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Efforts to Address Material Weaknesses
The Board of Directors and management are fully committed to maintaining a strong internal control environment. The Company has taken and will continue to take significant and comprehensive remedial actions in response to the conduct and other factors that led to the Restatement, including actions to begin to remediate the material weaknesses in internal control over financial reporting.
Remediation to Address the Material Weaknesses Identified in the Original Filing
In the Original Filing, we stated that we would augment our accounting, finance and controls oversight functions with additional professionals to provide increased oversight, appropriate maintenance of policies and procedures related to complex transactions and integration of accounting operations and analysis of accounts of the combined business with particular focus on corporate personnel.
Further, we are performing an enterprise-wide controls improvement program for evaluation of controls across all significant locations utilizing a risk-based approach. We combined the two legacy companies’ controls frameworks and validated that where a risk of a material misstatement existed, key controls were identified to address the risk. In addition, we have taken meaningful steps to implement a number of key controls and processes to increase the oversight of the Company’s multiple businesses. We have taken the following specific remediation initiatives in response to the material weaknesses identified in the Original Filing:

•	Control Environment.

•
We evaluated our accounting organization and augmented our team with additional professionals with the appropriate levels of accounting and controls knowledge, experience and training. Our evaluation included benchmarking key accounting functions and resulted in the identification of a number of areas where the team needed to be augmented. As a result of this evaluation, we have hired 11 additional accounting and controls professionals in key areas of technical accounting, general accounting oversight, business unit accounting, external reporting and controls. Each of these 11 new professionals is a CPA and 9 of the 11 have experience with a “Big 4” accounting firm. We will continue to evaluate our accounting organization and augment the team as appropriate.

•	We revised our accounting policy for loss contracts to include general and administrative costs in the measurement of loss contracts.

•	We designed an enterprise-wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures.

•	Control-Activity Level.

•	We redesigned, developed and implemented processes and controls over the execution of purchase accounting.

•
We revised our account reconciliation policy and controls, including the timing of reconciliations, thresholds for review and the process for resolving reconciling items. We continue to monitor the reconciliation control execution and will make further changes as necessary. In addition, we implemented an enhanced company-

wide balance sheet review process to perform a more detailed analysis of accounts, including balance composition, fluctuation and trend analysis, which is performed at a segment level.
We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to the original material weaknesses (i), (ii), and (iv) which were identified in the Original Filing, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.
Regarding material weakness (iii), which was identified in the Original Filing as a material weakness in our internal control over financial reporting as of December 31, 2015, we have subsequently concluded that the Company completed the design and implementation of new purchase accounting controls, which have subsequently remediated material weakness (iii) during the quarter ended December 31, 2016.
Remediation to Address the Additional Material Weaknesses Identified in this Form 10-K/A
In addition to continuing to implement the remediation initiatives described above in response to the material weaknesses identified in the Original Filing, we are implementing the following remedial actions in response to the conduct and other factors that led to the Restatement, including actions to remediate the additional material weaknesses in internal control over financial reporting identified in this Form 10-K/A:
Control Environment.

•
Certain Small Caliber Systems Division personnel responsible for the inappropriate behaviors described under “Internal Investigation” above are no longer employed by the Company. In addition, certain members of the Defense Systems Group leadership will receive appropriate training, adverse compensation action and additional supervision.

•
Additional accounting, controls and financial reporting personnel have been added to the Small Caliber Systems Division to take responsibility for its financial data forming part of the basis for preparation of these restated consolidated financial statements.

•
We are increasing communication and training to employees regarding internal control over financial reporting, disclosure controls and procedures, and emphasizing the importance of adherence to our policies and procedures.

Control Activity-Level.

•
We completed a detailed review of the Lake City Contract and the underlying estimates for its percentage of completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates going forward.

•	We are designing and implementing enhancements to the internal controls related to the reconciliation and analysis of unbilled accounts receivable.
The Board of Directors and management believe that the Company’s remediation actions will provide an appropriate control environment going forward once the material weaknesses disclosed herein are remediated and other actions described herein have been taken.
While we have taken measures to strengthen our internal controls related to these additional material weaknesses, we have not fully completed our assessment of these additional controls.
As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the quarter ended December 31, 2015.
ITEM 9B.    OTHER INFORMATION
None.

PART III
The information required by Item 10, other than the information presented below, as well as the information required by Items 11 through 14 is incorporated by reference from the Company's definitive Proxy Statement for the Company's 2016 Annual Meeting (the "2016 Proxy Statement") pursuant to General Instruction G(3) to Form 10-K. The Company filed the 2016 Proxy Statement with the SEC on March 25, 2016.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company's directors is incorporated by reference from the section entitled Proposal 1—Election of Directors in the Company's 2016 Proxy Statement. Information regarding the Company's executive officers is set forth under the heading Executive Officers in Item 1 of Part I of this Form 10-K/A and is incorporated by reference in this Item 10.
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
ITEM 11.    EXECUTIVE COMPENSATION
Information about compensation of the Company's named executive officers is incorporated by reference from the section entitled Executive Compensation in the 2016 Proxy Statement. Information about compensation of the Company's directors is incorporated by reference from the section entitled Director Compensation in the 2016 Proxy Statement. Information about compensation committee interlocks is incorporated by reference from the section entitled Corporate Governance—Compensation Committee Interlocks and Insider Participation in the 2016 Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information about security ownership of certain beneficial owners and management is incorporated by reference from the section entitled Security Ownership of Certain Beneficial Owners and Management in the 2016 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5 of Part II of this Form 10-K/A and is incorporated by reference in this Item 12.
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

ORBITAL ATK, INC.
Date: February 23, 2017	By:	/s/ David W. Thompson
		Name:	David W. Thompson
		Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

Date: February 23, 2017	By:	/s/ Garrett E. Pierce
		Name:	Garrett E. Pierce
		Title:	Chief Financial Officer
(duly authorized and principal financial officer)

ORBITAL ATK, INC.
FORM 10-K FOR THE NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 2015
EXHIBIT INDEX
The following exhibits are filed electronically with this report unless the exhibit number is followed by an asterisk (*), in which case the exhibit is incorporated by reference from the document listed. Exhibit numbers followed by two asterisks (**) were filed with the Registrant's original Form 10-K for the nine-month transition period ended December 31, 2015 filed on March 15, 2016. The applicable Securities and Exchange Commission File Number is 1-10582 unless otherwise indicated. Exhibit numbers followed by a pound sign (#) identify exhibits that are either a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A. Excluded from this list of exhibits, pursuant to Paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, may be one or more instruments defining the rights of holders of long-term debt of the Registrant. The Registrant hereby agrees that it will, upon request of the Securities and Exchange Commission, furnish to the Commission a copy of any such instrument.

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

10.10*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated at October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.12*#	Description of compensation arrangement for Blake E. Larson, the Registrant's Chief Operating Officer, (Item 5.02 of Form 8-K dated September 11, 2014).

10.13*#	Alliant Techsystems Inc. Executive Officer Incentive Plan (As Amended and Restated Effective August 2, 2011) (Exhibit 10.1 to Form 8-K dated August 1, 2011).

10.14.1*#	Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-206123 filed August 6, 2015).

10.14.2**#	Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14.3**#	Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2016.

10.14.4**#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

10.15.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

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

10.16.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.16.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.16.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.17.1**#	Orbital ATK, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated February 16, 2016.

10.17.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.18*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.19*#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective February 9, 2015 (Exhibit 10.17 to the Fiscal 2015 Form 10-K).

10.20.1*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.20.2*#
First Amendment, effective at February 9, 2015, to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.18.2 to the Fiscal 2015 Form 10-K).

10.21**#	Orbital ATK, Inc. Income Security Plan Effective May 5, 2015.

10.22*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

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

10.26.2**#	Amendment Number One to the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, effective January 1, 2011.
12**	Computation of Ratio of Earnings to Fixed Charges (as restated).

14*
The Registrant's Code of Ethics and Business Conduct is available on the Corporate Governance page of the Registrant's website at http://phx.corporate-ir.net/phoenix.zhtml?c=81036&p=irol-govHighlights by selecting the Code of Conduct link.

21**	Subsidiaries of the Registrant as of December 31, 2015.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.