Form 10-Q/A
period 2016-04-03
ORBITAL ATK, INC.
filed 2017-04-03
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of March 27, 2017, there were 57,670,971 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE TO AMENDMENT NO. 1

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (this "Amendment" or "Form 10-Q/A") for the quarter ending April 3, 2016, previously filed on May 9, 2016 (the "Original Filing") with the Securities and Exchange Commission (the "SEC"), is to restate our previously issued condensed consolidated financial statements and related disclosures in our Original Filing.
In this Amendment, we have restated our unaudited condensed consolidated financial statements for the quarter ended April 3, 2016 and restated the unaudited condensed consolidated statement of comprehensive income and the unaudited condensed consolidated statement of cash flow for the quarter ended March 31, 2015. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements included in our Amended Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 ("Form 10-K/A") with the SEC. The Form 10-K/A restated our consolidated financial statements for the nine-month transition period ended December 31, 2015 (“2015 transition period”), fiscal year ended March 31, 2015 (“fiscal 2015”), fiscal year ended March 31, 2014, the quarters in the 2015 transition period and fiscal 2015 and the unaudited selected financial data for the fiscal year ended March 31, 2013. We refer to the misstatement corrections contained in the restated financial statements described herein and the Form 10-K/A collectively as the “Restatement.” For further information regarding the Restatement, see the Form 10-K/A and Part I, Item 1, Financial Statements - Note 3 “Restatement,” to the condensed consolidated financial statements in this Amendment.
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

In addition to the matters in (i) and (ii) mentioned above, we also corrected for (iii) certain immaterial out of period adjustments previously recorded in the Transition Report on Form 10-K for the nine month period ended December 31, 2015 filed with the SEC on March 15, 2016 that related to misstatements in the application of purchase accounting with respect to acquired long-term contracts accounted for under the percentage of completion revenue recognition method (the "Prior Restatement"); and (iv) various other misstatements which are immaterial both individually and in the aggregate and which were identified during an account review and analysis exercise.

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

Internal Investigation

The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. As disclosed in the Form 10-K/A, the investigation was previously completed.

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

For more information about the internal investigation, the specific material weaknesses in internal control over financial reporting and the Company’s remedial actions, please see Part I, Item 4 Controls and Procedures.

Amendment

This Form 10-Q/A sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement and related matters (including the impact of the Restatement on our outstanding financing arrangements and legal proceedings related to the Restatement).
Specifically, the following items of the Original Quarterly Report on Form 10-Q are amended by this Form 10-Q/A to reflect the Restatement and related matters:
Part I - Item 1. Financial Statements, note describing the Restatement (Note 3) and updates to selected notes impacted by the Restatement in the Notes to the Condensed Consolidated Financial Statements.
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4. Controls and Procedures
Part II - Item 1. Legal Proceedings

Part II - Item 1A. Risk Factors
Part IV - Item 6. Exhibits
Except as specifically set forth above, this Amendment does not reflect events that may have occurred after the Original Filing or modify or update any related or other disclosures. As such, this Amendment should be read in conjunction with the Form 10-K/A and also the Company’s Current Reports on Form 8-K filed with the SEC since May 9, 2016 and all of the Company’s filings after the date hereof.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarters Ended
(Amounts in thousands except per share data)	April 3, 2016	March 31, 2015
	As Restated (1)	As Restated (1)
Sales	$1,056,395	$971,150
Cost of sales	829,560	747,877
Gross profit	226,835	223,273
Operating expenses:
Research and development	19,779	25,368
Selling	27,048	20,908
General and administrative	59,529	139,088
Goodwill impairment	—	34,300
Income from continuing operations, before interest, income taxes and noncontrolling interest	120,479	3,609
Net interest expense	(17,312)	(20,751)
Loss on extinguishment of debt	—	(26,626)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	103,167	(43,768)
Income taxes	25,894	(4,223)
Income (loss) from continuing operations, before noncontrolling interest	77,273	(39,545)
Less net income (loss) attributable to noncontrolling interest	9	(192)
Income (loss) from continuing operations of Orbital ATK, Inc.	77,264	(39,353)
Discontinued operations:
Income from discontinued operations, before income taxes	—	17,504
Income taxes	—	667
Income from discontinued operations	—	16,837
Net income (loss) attributable to Orbital ATK, Inc.	$77,264	$(22,516)
Basic earnings (loss) per common share from:
Continuing operations	$1.33	$(0.84)
Discontinued operations	—	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$1.33	$(0.48)
Weighted-average number of common shares outstanding	58,298	46,465
Diluted earnings (loss) per common share from:
Continuing operations	$1.31	$(0.84)
Discontinued operations	—	0.36
Net income (loss) attributable to Orbital ATK, Inc.	$1.31	$(0.48)
Weighted-average number of diluted common shares outstanding	58,881	46,928
Cash dividends per common share	$0.30	$0.32
Comprehensive income (loss):
Net income (loss) attributable to Orbital ATK, Inc. and noncontrolling interest	$77,273	$(22,708)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,470 and $2,876, respectively	(3,972)	(4,621)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax expense of $(11,944) and $26,561, respectively	19,232	(42,078)
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0 and $139,583, respectively	—	(224,389)
Change in fair value of derivatives, net of tax (expense) benefit of $129 and $(981), respectively	(204)	1,535
Other, net of tax (expense) benefit of $(565) and $21, respectively	1,064	(37)
Change in cumulative translation adjustment, net of tax expense of $0 and $(9,650) respectively	—	(21,381)
Total other comprehensive income (loss)	16,120	(290,971)
Comprehensive income (loss)	93,393	(313,679)
Less comprehensive (loss) income attributable to noncontrolling interest	9	(192)
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$93,384	$(313,487)

(1) See Note 3 - Restatement
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	April 3, 2016	December 31, 2015
	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$73,524	$104,032
Net receivables	1,852,915	1,670,821
Net inventories	233,721	213,212
Income taxes receivable	30,690	50,769
Other current assets	94,464	89,645
Total current assets	2,285,314	2,128,479
Net property, plant and equipment	752,148	761,694
Goodwill and net intangibles	1,962,314	1,975,522
Other noncurrent assets	442,251	458,000
Total assets	$5,442,027	$5,323,695
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$40,000
Accounts payable	171,456	130,812
Accrued compensation	114,355	127,928
Contract loss reserve	223,433	235,841
Other current liabilities	668,536	719,854
Total current liabilities	1,217,780	1,254,435
Long-term debt	1,551,481	1,435,836
Pension and other postretirement benefits	801,327	820,834
Other noncurrent liabilities	136,256	127,152
Total liabilities	3,706,844	3,638,257
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,607,941 shares at April 3, 2016 and 58,729,995 shares at December 31, 2015	586	587
Additional paid-in-capital	2,173,657	2,187,940
Retained earnings	1,102,720	1,043,043
Accumulated other comprehensive loss	(769,788)	(785,908)
Common stock in treasury, at cost—10,327,083 shares held at April 3, 2016 and 10,205,029 shares held at December 31, 2015	(782,805)	(771,029)
Total Orbital ATK, Inc. stockholders' equity	1,724,370	1,674,633
Noncontrolling interest	10,813	10,805
Total equity	1,735,183	1,685,438
Total liabilities and equity	$5,442,027	$5,323,695
(1) See Note 3 - Restatement
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters Ended
(Amounts in thousands)	April 3, 2016	March 31, 2015
	As Restated (1)	As Restated (1)
Operating Activities
Continuing operations:
Net income (loss)	$77,273	$(22,708)
Net income (loss) from discontinued operations	—	(16,837)
Income (loss) from continuing operations	77,273	(39,545)
Adjustments to reconcile income (loss) from continuing operations to cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	40,395	27,952
Amortization and write-off of deferred financing costs	644	1,270
Goodwill impairment	—	34,300
Loss on the extinguishment of debt	—	26,626
Fixed asset impairment	857	8,962
Deferred income taxes	3,386	(21,708)
Share-based plans expense	4,747	13,320
Other	194	774
Changes in assets and liabilities:
Net receivables	(178,590)	113,723
Net inventories	(22,009)	15,847
Income taxes receivable	20,079	5,973
Accounts payable	43,134	(31,869)
Contract loss reserve	(11,949)	(17,550)
Accrued compensation	(13,571)	(8,260)
Pension and other postretirement benefits	6,865	(15,610)
Other assets and liabilities	(46,526)	32,199
Cash (used for) provided by operating activities of continuing operations	(75,071)	146,404
Cash provided by operating activities of discontinued operations	—	10,741
Cash (used for) provided by operating activities	(75,071)	157,145
Investing Activities
Continuing operations:
Capital expenditures	(22,573)	(51,343)
Cash acquired in Merger with Orbital	—	253,734
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	188,878
Other	—	132
Cash (used for) provided by investing activities of continuing operations	(22,573)	391,401
Cash provided by investing activities of discontinued operations	—	49
Cash (used for) provided by investing activities	(22,573)	391,450
Financing Activities
Borrowings on revolving credit facilities	290,000	243,000
Payments on revolving credit facilities	(165,000)	(343,000)
Payments made on bank debt	(10,000)	(29,999)
Payments made to extinguish debt	—	(372,758)
Purchase of treasury shares	(30,754)	(7,787)
Dividends paid	(17,590)	(10,399)
Proceeds from employee stock compensation plans	480	—
Tax benefits from share-based plans	—	21

Cash provided by (used for) financing activities	67,136	(520,922)
Effect of foreign exchange rate fluctuations on cash	—	(1,340)
Increase (decrease) in cash and cash equivalents	(30,508)	26,333
Cash and cash equivalents at beginning of period	104,032	112,920
Cash and cash equivalents at end of period	$73,524	$139,253

Supplemental Cash Flow Disclosures
Cash paid for:
Interest, net	$24,605	$23,200
Income taxes, net	2,437	31,438
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$2,992	$2,567
Noncash financing and operating activity:
Issuance of shares for noncash assets and liabilities of Orbital	$—	$1,504,243
Treasury shares purchased included in accounts payable	533	—

(1) See Note 3 - Restatement

See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in its Amended Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015 ("Form 10-K/A") filed on February 24, 2017 with the SEC. Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position as of April 3, 2016, and its results of operations and cash flows for the quarters ended April 3, 2016 and March 31, 2015.
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
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 20. The business comprising Sporting Group is presented as a discontinued operation - see Note 5.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
This Amended Report on Form 10-Q ("Form 10-Q/A") should be read in conjunction with the Company’s consolidated financial statements and notes included in its Form 10-K/A for the nine-month transition period ended December 31, 2015.
Fiscal Year Change. The Company's interim quarterly periods are based on 13-week periods and end on Sundays. The quarter ended March 31, 2015 did not end on a Sunday because it was the last quarter of the Company's fiscal year ended March 31, 2015. On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a calendar year ending on December 31 of each year. The Company filed a Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015 on March 15, 2016 which was subsequently amended on February 24, 2017.
Restatement of Previously Issued Consolidated Financial Statements. In this Form 10-Q/A, the Company restated its unaudited condensed consolidated financial statements for the quarter ended April 3, 2016 and restated the unaudited condensed consolidated statement of comprehensive income and the unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2015. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements included in the Form 10-K/A but does not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for complete financial statements.
Such restatements were made to correct errors primarily related to (i) errors identified in estimating contract costs at completion on a certain long-term contract accounted for under the percentage of completion revenue recognition method causing a forward loss provision to not be identified timely and recorded; and (ii) correcting the Company’s accounting policy for measurement of forward loss provisions; and (iii) certain other immaterial misstatements.
See Note 3-"Restatement," for additional information regarding the errors identified in this Form 10-Q/A and the restatement adjustments made to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

2. New Accounting Pronouncements
Accounting Standards Updates Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation--Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this ASU effective for the quarter ended April 3, 2016. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU became effective retrospectively for the Company beginning in the quarter ended April 3, 2016. The adoption of this new standard did not have an impact on the Company's condensed consolidated financial statements but impacted certain disclosures reflected in the notes to the accompanying condensed consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and in August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs became effective for the Company in the current quarter ended April 3, 2016. The adoption of these new standards impacted the presentation of the current and prior period debt issuance costs included in Note 12.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which simplifies the consolidation evaluation process by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective for interim and annual periods beginning after December 15, 2015. The adoption of this new standard did not have a material impact on the Company's condensed consolidated financial statements.
Accounting Standards Updates Issued But Not Yet Adopted
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

3. Restatement
In February 2017, the Company filed the Form 10-K/A to restate its consolidated financial statements for the nine-month transition period ended December 31, 2015 ("2015 transition period"), fiscal year ended March 31, 2015 ("fiscal 2015"), fiscal year ended March 31, 2014 ("fiscal 2014"), the quarters in the 2015 transition period and fiscal 2015 (the "Restatement") to correct errors primarily related to (i) the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant ("LCAAP") causing a forward loss provision to not be identified timely and recorded in prior periods; and (ii) correcting the Company’s accounting policy for measurement of forward loss provisions. In this Form 10-Q/A, the Company restated its unaudited condensed consolidated financial statements for the quarter ended April 3, 2016 for the consequential impact of these errors in subsequent periods. Additionally, the unaudited condensed consolidated statement of comprehensive income and the unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2015 are being restated in this Form 10-Q/A for these matters.

The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. As disclosed in the Form 10-K/A, the investigation was previously completed.

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
Due to the contract loss identified at the Lake City facility, the Company recognized an impairment charge for the long lived assets capitalized for the Lake City Ammunition Plant asset group in fiscal 2014. Subsequent to the impairments, costs incurred for the purchase or construction of additional long-lived assets related to this contract were expensed in the periods incurred, as such costs will not be recovered, and the depreciation expense recorded in subsequent periods was revised. The impairment charge recognized on long lived assets was $857 and $8,962 in the quarters ended April 3, 2016 and March 31, 2015, respectively.
The Company corrected its accounting policy from measurement of a forward loss provision based on gross profit to measurement based on gross profit along with general and administrative costs and adjusted the previously recorded forward loss provisions. The Company's prior accounting policy for measurement of a forward loss excluded general and administrative

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

costs from the forward loss determination resulting in an incorrect measurement of a forward loss as these costs should be included in the measurement. The aggregate impact of this correction to the contract loss reserve liability, excluding the adjustment for the Lake City Contract, was an increase of $3,291 at April 3, 2016. As part of the correction in accounting policy, the Company also reclassified certain forward loss provisions recorded in net receivables to the contract loss reserve liability.
In addition to the matters in (i) and (ii) described above, the Company also corrected for (iii) certain immaterial out of period adjustments previously recorded in the Transition Report on Form 10-K for the nine month period ending December 31, 2015 filed with the SEC on March 15, 2016 that related to misstatements in the application of purchase accounting with respect to acquired long-term contracts accounted for under the percentage of completion revenue recognition method and (iv) various other misstatements which are immaterial both individually and in the aggregate and which were identified during an account review and analysis exercise.
A summary of the impact of these matters on income (loss) from continuing operations, before income taxes and noncontrolling interest is presented below:

	Increase / (Decrease) Restatement Impact
	Quarter ended April 3, 2016	Quarter ended March 31, 2015
Lake City Contract Loss and Related Adjustments:
Sales	$(6,569)	$4,911
Cost of sales	$(10,177)	$(8,768)
Gross profit	$3,608	$13,679
Income from continuing operations, before interest expense, income taxes and noncontrolling interest	$3,608	$13,679
Income from continuing operations, before income taxes and noncontrolling interest	$3,608	$13,679

Contract Loss Reserve Adjustment:
Sales	$—	$—
Cost of sales	$(2,128)	$(554)
Gross profit	$2,128	$554
Income from continuing operations, before interest expense, income taxes and noncontrolling interest	$2,128	$554
Income from continuing operations, before income taxes and noncontrolling interest	$2,128	$554

Account Review and Analysis and Other:
Sales	$(1,990)	$(3,300)
Cost of sales	$(830)	$201
Gross profit	$(1,160)	$(3,501)
General and administrative	$—	$6,031
Income from continuing operations, before interest expense, income taxes and noncontrolling interest	$(1,160)	$(9,532)
Income from continuing operations, before income taxes and noncontrolling interest	$2,219	$(9,704)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

A summary of the impact of these matters on the condensed consolidated balance sheet is presented below, excluding any associated tax effect from the restatement adjustments in the aggregate:

Increase / (Decrease) Restatement Impact
April 3, 2016
Lake City Contract Loss and Related Adjustments:
Net receivables	$(112,098)
Total current assets	$(112,098)
Net property, plant & equipment	$(41,499)
Total assets	$(157,297)
Contract loss reserve	$219,842
Total current liabilities	$219,842
Total liabilities	$219,842

Contract Loss Reserve Adjustment:
Net receivables	$300
Total current assets	$300
Net property, plant & equipment	$—
Total assets	$300
Contract loss reserve	$3,591
Total current liabilities	$3,591
Total liabilities	$3,591

Account Review and Analysis and Other:
Net receivables	$(7,620)
Total current assets	$(10,577)
Net property, plant & equipment	$(3,381)
Total assets	$(19,815)
Other current liabilities	$37,499
Total current liabilities	$40,149
Other non-current liabilities	$(35,312)
Total liabilities	$4,837
The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements relate entirely to the tax effect on the restatement adjustments. The correction of the errors described above resulted in the following summary of impact by period to the previously issued condensed consolidated financial statements:

Net income attributable to Orbital ATK, Inc.	Increase / (Decrease) Restatement Impact
Quarter ended April 3, 2016	$7,428
Quarter ended March 31, 2015	$1,354

	Increase / (Decrease) Restatement Impact
(including the associated tax effect from the restatement adjustments)	Total Assets	Total Liabilities
As of April 3, 2016	$(27,016)	$228,063

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The account balances labeled “As Reported” in the following tables represent the previously reported financial statements as presented in the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2016 filed on May 9, 2016 with the SEC. The effects of these prior period errors on the condensed consolidated financial statements are as follows:

	Quarter Ended April 3, 2016
Consolidated Statement of Comprehensive Income (unaudited)	As Reported	Adjustments	As Restated

Sales	$1,064,954	$(8,559)	$1,056,395
Cost of sales	842,695	(13,135)	829,560
Gross profit	222,259	4,576	226,835
Operating expenses:
Research and development	19,779	—	19,779
Selling	27,048	—	27,048
General and administrative	59,529	—	59,529
Goodwill impairment	—	—	—
Income before interest, income taxes and noncontrolling interest	115,903	4,576	120,479
Interest expense, net	(20,691)	3,379	(17,312)
Loss on extinguishment of debt	—	—	—
Income, before income taxes and noncontrolling interest	95,212	7,955	103,167
Income taxes	25,367	527	25,894
Income, before noncontrolling interest	69,845	7,428	77,273
Less net income attributable to noncontrolling interest	9	—	9
Net income attributable to Orbital ATK, Inc.	$69,836	$7,428	$77,264

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.20		$1.33
Weighted-average number of common shares outstanding	58,298		58,298
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.19		$1.31
Weighted-average number of diluted common shares outstanding	58,881		58,881
Comprehensive income attributable to Orbital ATK, Inc.	$85,956	$7,428	$93,384

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	Quarter Ended March 31, 2015
Consolidated Statement of Comprehensive Loss (unaudited)	As Reported	Adjustments	As Restated

Sales	$969,539	$1,611	$971,150
Cost of sales	756,998	(9,121)	747,877
Gross profit	212,541	10,732	223,273
Operating expenses:
Research and development	25,368	—	25,368
Selling	20,908	—	20,908
General and administrative	133,057	6,031	139,088
Goodwill impairment	34,300	—	34,300
(Loss) income from continuing operations, before interest, income taxes and noncontrolling interest	(1,092)	4,701	3,609
Interest expense, net	(20,579)	(172)	(20,751)
Loss on extinguishment of debt	(26,626)	—	(26,626)
Loss from continuing operations, before income taxes and noncontrolling interest	(48,297)	4,529	(43,768)
Income taxes	(7,398)	3,175	(4,223)
Loss from continuing operations, before noncontrolling interest	(40,899)	1,354	(39,545)
Less net income attributable to noncontrolling interest	(192)	—	(192)
Loss from continuing operations of Orbital ATK, Inc.	(40,707)	1,354	(39,353)
Discontinued operations:
Income from discontinued operations, before income taxes	17,504	—	17,504
Income taxes	667	—	667
Income from discontinued operations	16,837	—	16,837
Loss attributable to Orbital ATK, Inc.	$(23,870)	$1,354	$(22,516)

Basic earnings per common share from:
Continuing operations	$(0.87)		$(0.84)
Discontinued operations	0.36		0.36
Net loss attributable to Orbital ATK, Inc.	$(0.51)		$(0.48)
Weighted-average number of common shares outstanding	46,465		46,465
Diluted earnings (loss) per common share from:
Continuing operations	$(0.87)		$(0.84)
Discontinued operations	0.36		0.36
Net loss attributable to Orbital ATK, Inc.	$(0.51)		$(0.48)
Weighted-average number of diluted common shares outstanding	46,928		46,928
Comprehensive loss attributable to Orbital ATK, Inc.	$(314,841)	$1,354	$(313,487)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	April 3, 2016
Consolidated Balance Sheets (unaudited)	As Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$73,524	$—	$73,524
Net receivables	1,972,333	(119,418)	1,852,915
Net inventories	233,721	—	233,721
Income taxes receivable	31,139	(449)	30,690
Other current assets	97,419	(2,955)	94,464
Total current assets	2,408,136	(122,822)	2,285,314
Net property, plant, and equipment	797,027	(44,879)	752,148
Goodwill and net intangibles	1,966,014	(3,700)	1,962,314
Other noncurrent assets	297,866	144,385	442,251
Total assets	$5,469,043	$(27,016)	$5,442,027
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$—	$40,000
Accounts payable	171,456	—	171,456
Contract loss reserve	—	223,433	223,433
Accrued compensation	111,705	2,650	114,355
Other current liabilities	631,037	37,499	668,536
Total current liabilities	954,198	263,582	1,217,780
Long-term debt	1,551,481	—	1,551,481
Pension and other postretirement benefits	801,327	—	801,327
Other noncurrent liabilities	171,775	(35,519)	136,256
Total liabilities	3,478,781	228,063	3,706,844
Commitments and contingencies
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,607,941 shares at April 3, 2016	586	—	586
Additional paid-in-capital	2,173,657	—	2,173,657
Retained earnings	1,357,799	(255,079)	1,102,720
Accumulated other comprehensive loss	(769,788)	—	(769,788)
Common stock in treasury, at cost— 10,327,083 shares held at April 3, 2016	(782,805)	—	(782,805)
Total Orbital ATK, Inc. stockholders' equity	1,979,449	(255,079)	1,724,370
Noncontrolling interest	10,813	—	10,813
Total equity	1,990,262	(255,079)	1,735,183
Total liabilities and equity	$5,469,043	$(27,016)	$5,442,027

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	Quarter Ended April 3, 2016
Consolidated Statements of Cash Flows (unaudited)	As Reported	Adjustments	As Restated
Operating Activities
Net income	$69,845	$7,428	$77,273
Adjustments to reconcile net income from operations to cash provided by operating activities:
Depreciation and amortization	40,866	(471)	40,395
Amortization and write-off of deferred financing costs	644	—	644
Fixed asset impairment	—	857	857
Deferred income taxes	3,264	122	3,386
Share-based plans expense	4,747	—	4,747
Other	194	—	194
Changes in assets and liabilities:
Net receivables	(187,899)	9,309	(178,590)
Net inventories	(22,009)	—	(22,009)
Income taxes receivable	19,630	449	20,079
Accounts payable	43,134	—	43,134
Contract loss reserve	—	(11,949)	(11,949)
Accrued compensation	(13,571)	—	(13,571)
Pension and other postretirement benefits	6,865	—	6,865
Other assets and liabilities	(40,781)	(5,745)	(46,526)
Cash provided by operating activities	(75,071)	—	(75,071)
Investing Activities
Cash used for investing activities	(22,573)	—	(22,573)
Financing Activities
Cash provided by financing activities	67,136	—	67,136
Decrease in cash and cash equivalents	(30,508)	—	(30,508)
Cash and cash equivalents at beginning of period	104,032	—	104,032
Cash and cash equivalents at end of period	$73,524	$—	$73,524

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	Quarter Ended March 31, 2015
Consolidated Statements of Cash Flows (unaudited)	As Reported	Adjustments	As Restated
Operating Activities
Net income	$(24,062)	$1,354	$(22,708)
Net income from discontinued operations	(16,837)	—	(16,837)
Income from continuing operations	(40,899)	1,354	(39,545)
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	28,485	(533)	27,952
Amortization and write-off of deferred financing costs	1,270	—	1,270
Goodwill impairment	34,300	—	34,300
Loss on the extinguishment of debt	26,626	—	26,626
Fixed asset impairment	—	8,962	8,962
Deferred income taxes	(40,205)	18,497	(21,708)
Share-based plans expense	13,320	—	13,320
Other	774	—	774
Changes in assets and liabilities:
Net receivables	113,384	339	113,723
Net inventories	15,847	—	15,847
Income tax receivable	5,973	—	5,973
Accounts payable	(31,869)	—	(31,869)
Contract loss reserve	—	(17,550)	(17,550)
Accrued compensation	(16,917)	8,657	(8,260)
Pension and other postretirement benefits	(15,610)	—	(15,610)
Other assets and liabilities	51,925	(19,726)	32,199
Cash provided by operating activities of continuing operations	146,404	—	146,404
Cash provided by operating activities of discontinued operations	10,741	—	10,741
Cash provided by operating activities	157,145	—	157,145
Investing Activities
Cash provided by investing activities of continuing operations	391,401	—	391,401
Cash provided by investing activities of discontinued operations	49	—	49
Cash provided by investing activities	391,450	—	391,450
Financing Activities
Credit facility borrowings	163,000	80,000	243,000
Credit facility payments	(263,000)	(80,000)	(343,000)
Cash used for financing activities of continuing operations	(520,922)	—	(520,922)
Effect of foreign currency exchange rate fluctuations on cash	(1,340)	—	(1,340)
Increase in cash and cash equivalents	26,333	—	26,333
Cash and cash equivalents at beginning of period	112,920	—	112,920
Cash and cash equivalents at end of period	$139,253	$—	$139,253
4. Fair Value of Financial Instruments
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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 8, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. During the fiscal year ended March 31, 2014 ("fiscal 2014"), the Company entered into five interest rate swaps. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
The carrying amounts of the Company’s financial instruments, other than derivatives, which include net receivables, inventory, accounts payable, accrued liabilities and other current assets and liabilities, are reasonable estimates of their related fair values. The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. The Company considers these to be Level 2 instruments.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements.
The following table sets forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	April 3, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$1,685	$—
Liabilities:
Derivatives	—	6,943	—

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$3,979	$—
Liabilities:
Derivatives	—	8,353	—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Recorded carrying amount and fair value of debt was as follows:

	April 3, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700,000	$735,250	$700,000	$712,500
Variable-rate debt	$905,000	$899,606	$790,000	$787,697
Investments in marketable securities—The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the consolidated balance sheet. The fair value of these securities is measured on a recurring basis. The fair value of these securities was $10,751 and $12,065 as of April 3, 2016 and December 31, 2015, respectively.
5. Mergers, Acquisitions and Divestitures
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
Pursuant to the Distribution, Company stockholders received two shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements." Sales reported as discontinued operations were $186,000 in the quarter ended March 31, 2015.
In connection with the Merger, each outstanding share of Orbital common stock was converted into the right to receive 0.449 shares of Company common stock. The Company issued approximately 27.4 million shares of common stock to Orbital stockholders. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing stockholders owned 53.8%. Based on the closing price of the Company's common stock following the Distribution on February 9, 2015 as reported on the New York Stock Exchange, the aggregate value of the consideration paid or payable to former holders of Orbital common stock was approximately $1.8 billion. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger. Orbital's sales and pre-tax income included in the Company's financial statements for the post-Merger period of February 9, 2015 through March 31, 2015 were approximately $191,000 and $16,000, respectively.
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

Quarter Ended March 31, 2015
As Restated
Sales	$1,088,291
Loss from continuing operations	(29,627)
Basic earnings per common share from continuing operations	$(0.49)
Diluted earnings per common share from continuing operations	(0.49)
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
Sales to Vista Outdoor under the supply agreements were $64,668 (as restated) for the quarter ended April 3, 2016 and $18,928 for the period from the date of the Distribution to March 31, 2015, respectively. Prior to the Merger, sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation were $13,595 for the quarter ended March 31, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

6. Goodwill and Net Intangibles
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, December 31, 2015	$922,991	$363,247	$542,128	$1,828,366
Measurement period adjustments	5,467	—	(1,822)	3,645
Balance, April 3, 2016	$928,458	$363,247	$540,306	$1,832,011
Goodwill recorded within Defense Systems Group is presented net of accumulated impairment losses totaling $3,700 at April 3, 2016. Goodwill recorded within Space Systems Group is presented net of accumulated impairment losses totaling $142,800 at April 3, 2016.
Net intangibles consisted of the following:

	April 3, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortizing intangibles:
Contract backlog	$173,000	$(47,239)	$125,761	$179,000	$(36,696)	$142,304
Patented technology	11,018	(6,476)	4,542	11,018	(6,206)	4,812
Customer relationships and other	24,294	(24,294)	—	24,294	(24,254)	40
Net Intangibles	$208,312	$(78,009)	$130,303	$214,312	$(67,156)	$147,156
The contract backlog asset in the table above is being amortized as underlying costs are recognized under the contracts. The other assets in the table above are being amortized using a straight-line method. The weighted-average remaining period of amortization of total net intangible assets above is 3.8 years. Amortization expense for the quarter ended April 3, 2016 and March 31, 2015 was $10,850 and $6,942, respectively. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents	Total
Remainder of 2016	$31,629	$912	$32,541
2017	35,882	1,180	37,062
2018	25,609	1,120	26,729
2019	21,760	1,072	22,832
2020	10,881	258	11,139
Thereafter	—	—	—
Total	$125,761	$4,542	$130,303
7. Earnings Per Share Data
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

In computing EPS for the quarters ended April 3, 2016 and March 31, 2015, earnings reported for each respective period were divided by weighted-average shares outstanding, determined as follows (in thousands):

	Quarters Ended
	April 3, 2016	March 31, 2015
Basic weighted-average number of shares outstanding	58,298	46,465
Dilutive common share equivalents- share-based equity awards	583	463
Diluted weighted-average number of shares outstanding	58,881	46,928
Anti-dilutive stock options excluded from the calculation of diluted shares	147	73
8. Derivative Financial Instruments
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
The Company entered into interest rate swaps in fiscal 2014 in order to manage interest costs and the risk associated with variable rates, whereby the Company pays a fixed rate on a total notional amount of $400,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at April 3, 2016, five of the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows:

Number of Pounds
Copper	16,575
Zinc	5,090
Interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates were as follows:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(173)	0.87%	0.43%	August 2016
Non-amortizing swap	$100,000	$(921)	1.29%	0.43%	August 2017
Non-amortizing swap	$100,000	$(2,236)	1.69%	0.43%	August 2018
Non-amortizing swap	$50,000	$(37)	0.65%	0.43%	November 2016
Non-amortizing swap	$50,000	$(921)	1.10%	0.43%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Outstanding foreign currency forward contracts were as follows:

Quantity Hedged
Euros Sold	61,420
Euros Purchased	8,466
Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows:

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	April 3, 2016	December 31, 2015	April 3, 2016	December 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$445	$—	$2,083	$4,445
Commodity forward contracts	Other noncurrent assets / other noncurrent liabilities	537	—	—	—
Foreign currency forward contracts	Other current assets / other current liabilities	637	2,875	572	1,442
Foreign currency forward contracts	Other noncurrent assets / other noncurrent liabilities	66	1,095	—	18
Interest rate contracts	Other current assets / other current liabilities	—	9	—	—
Interest rate contracts	Other noncurrent assets / other noncurrent liabilities	—	—	4,288	2,448
Total		$1,685	$3,979	$6,943	$8,353
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

For the periods presented below, the derivative gains and losses in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI
	Location	Amount
Quarter ended April 3, 2016
Commodity forward contracts	Cost of Sales	$(2,035)
Interest rate contracts	Interest expense	(758)
Foreign currency forward contracts	Cost of Sales	49
Quarter ended March 31, 2015
Commodity forward contracts	Cost of Sales	$(2,618)
Interest rate contracts	Interest expense	(1,010)
Foreign currency forward contracts	Cost of Sales	(9,136)
The ineffective portion of derivative instruments was not material and no derivatives were excluded from effectiveness testing during the quarter ended April 3, 2016 and March 31, 2015; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
The Company expects the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
9. Accumulated Other Comprehensive Loss ("AOCI")
The following table summarizes the components of AOCI, net of income taxes:

	April 3, 2016	December 31, 2015
Derivatives	$(3,263)	$(3,059)
Pension and Other Postretirement Benefits	(769,034)	(784,294)
Available-for-sale Securities	2,509	1,445
Total AOCI	$(769,788)	$(785,908)
10. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	April 3, 2016	December 31, 2015
	As Restated
Billed receivables	$260,117	$217,522
Unbilled receivables	1,593,745	1,454,327
Less allowance for doubtful accounts	(947)	(1,028)
Net receivables	$1,852,915	$1,670,821
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

11. Net Inventories
Net inventories consisted of the following:

	April 3, 2016	December 31, 2015
Raw materials	$99,641	$88,365
Contracts in process	133,769	124,315
Finished goods	311	532
Net inventories	$233,721	$213,212
12. Long-term Debt
Long-term debt consisted of the following:

	April 3, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$780,000	$790,000
Revolving Credit Facility due 2020	125,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,605,000	1,490,000
Unamortized debt issuance costs:
Senior Credit Facility	5,932	6,302
5.25% Senior Notes due 2021	1,832	1,915
5.50% Senior Notes due 2023	5,755	5,947
Unamortized debt issuance costs	13,519	14,164
Long-term debt less unamortized debt issuance costs	1,591,481	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,551,481	$1,435,836
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
5.50% Senior Notes
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
5.25% Senior Notes
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
Interest Rate Swaps
At April 3, 2016, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 8.
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
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis. This change resulted in approximately $6,000 lower pension expense compared to the method used prior to January 1, 2016.
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
The effective income tax rate for the tax expense in the quarter ended April 3, 2016 was 25.1% (as restated) compared to an effective income tax rate of 9.6% (as restated) for the tax benefit in the quarter ended March 31, 2015, reflecting the impact of domestic manufacturing deductions and research and development tax credits in the quarter ended April 3, 2016 and the impact of certain non-deductible costs in the quarter ended March 31, 2015.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2010. The IRS has completed the audits of the Company through fiscal 2012 and is currently auditing the Company's income tax returns for fiscal years 2013 and 2014. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
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
As of April 3, 2016, there were up to 73,447 shares reserved for performance awards for the fiscal 2016-2018 performance period for executive officers and key employees. Performance shares are valued at the fair value of the Company stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these shares:

•
up to 50% will become payable only upon achievement of a financial performance goal relating to return on investment of capital for the performance period beginning January 1, 2016 and ending December 31, 2018; and

•	up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth for the performance period beginning January 1, 2016 and ending December 31, 2018.
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
The Company could incur substantial costs, including cleanup costs, resources restoration, fines and penalties or third party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or noncompliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.

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
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 14 to the audited consolidated financial statements included in the Company’s Amended Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015.
17. Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75,000 or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100,000 or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250,000 or 3.25 million shares through December 31, 2016. Under the authorized repurchase program, shares of the Company common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
18. Changes in Estimates
The majority of our sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method ("POC"). Accounting for contracts under POC requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract value, costs or profits are recognized using the cumulative catch-up method of accounting. Changes in estimates of contract value, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $29 million (as restated) and $39 million (as restated) for the quarters ended April 3, 2016 and March 31, 2015, respectively. The aggregate net changes in contract estimates are reflective of the correction in accounting policy for determining a forward loss and any other resulting impact from the errors being corrected in the Restatement (see Note 3). The changes in estimates for the quarter ended April 3, 2016 are primarily attributable to higher profit expectations in the Flight Systems Group and the Space Systems Group. The adjustments for the quarter ended March 31, 2015 were primarily due to profit margin improvements in the Flight Systems Group and Defense Systems Group. Estimated costs to complete on loss contracts at April 3, 2016 and December 31, 2015 were $1,410,564 and $1,392,218, respectively.
19. Restructuring Costs
The Company had restructuring liabilities for termination benefits of $1,994 and $3,589 and facility related liabilities of $24,166 (as restated) and $26,154 (as restated) for the quarters ended April 3, 2016 and December 31, 2015, respectively. The change in restructuring liabilities for the quarter ending April 3, 2016, was primarily attributed to cash expenditures for termination benefits and facilities.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The following summarizes the Company's results by segment:

	Quarters Ended
	April 3, 2016	March 31, 2015
	As Restated	As Restated
Sales to external customers:
Flight Systems Group	$350,326	$303,726
Defense Systems Group	426,402	484,130
Space Systems Group	279,667	183,294
Total external sales	1,056,395	971,150
Intercompany sales:
Flight Systems Group	3,630	23,608
Defense Systems Group	4,291	15,414
Space Systems Group	6,087	4,808
Corporate	(14,008)	(43,830)
Net intercompany sales	—	—
Total sales	$1,056,395	$971,150

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$49,695	$41,731
Defense Systems Group	42,125	57,437
Space Systems Group	29,832	(20,707)
Corporate	(1,173)	(74,852)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$120,479	$3,609

	April 3, 2016	December 31, 2015
	As Restated
Total assets:
Flight Systems Group	$2,306,498	$2,223,787
Defense Systems Group	1,256,133	1,184,071
Space Systems Group	1,316,115	1,272,425
Corporate	563,281	643,412
Total assets	$5,442,027	$5,323,695
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the business units based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under U.S. Generally Accepted Accounting Standards ("U.S. GAAP") and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

policies. Intercompany balances and transactions involving different segments are eliminated at the Company's condensed consolidated financial statements level and are shown above in Corporate. The amortization expense related to purchase accounting attributed to the acquisition of Orbital is also recorded in Corporate.
21. Subsequent Events
As a result of the Restatement, the Company was unable to file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports") as well as its Annual Report on Form 10-K for 2016. The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under the Senior Credit Facility for filing with the SEC the 2016 Quarterly Reports, as well as this Form 10-Q/A for the fiscal quarter ended April 3, 2016 and the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-Q/A based on the Company's restated financial results.
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
SEC Investigation. The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Form 10-K/A. The Company is cooperating fully with the SEC in connection with these matters.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Restatement of Previously Issued Financial Statements
In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the quarter ended April 3, 2016 and restated the unaudited condensed consolidated statement of comprehensive income and the unaudited condensed consolidated statement of cash flows for the quarter ended March 31, 2015. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements included in the Company’s Form 10-K/A.
Like the other updated sections of this Form 10-Q/A, unless otherwise specifically noted, the information included in this section is reflective of the Restatement, but does not reflect any subsequent information or events occurring after the date of the original filing or update any disclosure herein to reflect the passage of time since the date of the original filing.
See the Explanatory Note to this Form 10-Q/A and Note 3 — "Restatement," in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1— Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the condensed consolidated financial statements and information.
For information regarding our controls and procedures, see Part I, Item 4 — Control and Procedures, of this Form 10-Q/A.
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

•
the effects of the Restatement of our previously issued financial results as discussed in the Explanatory Note and Note 3 to the restated unaudited condensed consolidated financial statements, and any actual or unasserted claims, investigations or proceedings as a result,

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Part I, Item 4 of this Form 10-Q/A,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of Form 10-K/A. Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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

Financial Highlights for the Quarter Ended April 3, 2016 (as restated)

•	Quarterly sales of $1.06 billion.

•	Diluted earnings per share of $1.31.

•	New firm and option contract bookings of $2.5 billion and option exercises of $0.7 billion under existing contracts.

•	Total backlog of $14.3 billion at April 3, 2016.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 11.4%.

•	Effective income tax rate of 25.1%.

•	The Company paid a quarterly dividend of $0.30 on March 24, 2016 to stockholders of record on March 7, 2016.

•	The Company repurchased 334,101 shares for $27,402 during the quarter ended April 3, 2016.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K/A and the same accounting policies are used in preparing the Company’s interim condensed consolidated financial statements.
In preparing the condensed consolidated financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
More information on these policies can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K/A.
Results of Operations (as restated)
The following information should be read in conjunction with our condensed consolidated financial statements. The key performance indicators that management uses in managing the business are sales, income before interest and income taxes, and cash flows.

Group Sales, Cost of Sales, and Income from Continuing Operations before Interest, Income Taxes and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations include intergroup sales and profit eliminations and corporate expenses.
As a general note, results for the quarter ended April 3, 2016 include Orbital for the full quarter, whereas results for the quarter ended March 31, 2015 include Orbital only after the Merger date of February 9, 2015.
Sales (as restated)

	Quarter Ended
	April 3, 2016	March 31, 2015	Change	Percent Change
Flight Systems Group	$353,956	$327,334	$26,622	8.1%
Defense Systems Group	430,693	499,544	(68,851)	(13.8)%
Space Systems Group	285,754	188,102	97,652	51.9%
Corporate and Eliminations	(14,008)	(43,830)	29,822	68.0%
Total sales	$1,056,395	$971,150	$85,245	8.8%
Fluctuations in sales were driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was primarily due to the Merger. Sales for the quarter ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, sales for the quarter ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. Launch Vehicles division sales were $131,000 for the quarter ended April 3, 2016, compared to $64,700 for the quarter ended March 31, 2015. This increase in sales was partially offset by a decrease in Propulsion Systems sales largely due to the termination in 2015 of a commercial contract.
Defense Systems Group.    The decrease in sales was primarily due to reductions in shipments of Armament Systems Division products.
Space Systems Group.    The increase in sales was primarily due to the Merger. Sales for the quarter ended April 3, 2016 include Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full quarter; however, sales for the quarter ended March 31, 2015 include the results of those former Orbital segments only after the Merger date. The legacy Orbital businesses generated sales of approximately $242,900 for the quarter ended April 3, 2016, compared to $119,300 included in our results for the quarter ended March 31, 2015.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales (as restated)

	Quarter Ended
	April 3, 2016	March 31, 2015	Change	Percent Change
Flight Systems Group	$267,224	$244,587	$22,637	9.3%
Defense Systems Group	350,722	392,252	(41,530)	(10.6)%
Space Systems Group	231,312	157,745	73,567	46.6%
Corporate/Eliminations	(19,698)	(46,707)	27,009	57.8%
Total cost of sales	$829,560	$747,877	$81,683	10.9%
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was primarily due to the Merger. Cost of sales for the quarter ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, cost of sales for the quarter ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. Launch Vehicles division cost of sales were $101,600 for the quarter ended April 3, 2016, compared to

$47,500 for the quarter ended March 31, 2015. This increase in cost of sales was partially offset by a decrease in Propulsion Systems cost of sales largely due to the 2015 termination of a commercial contract.
Defense Systems Group.    The decrease in cost of sales was primarily driven by reduced cost of sales in Armament Systems that reflected decreased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the Merger. Cost of sales for the quarter ended April 3, 2016 include Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full quarter; however, sales for the quarter ended March 31, 2015 include the results of those former Orbital segments only after the Merger date. The legacy Orbital businesses incurred cost of sales of approximately $196,000 for the quarter ended April 3, 2016, compared to $101,700 for the quarter ended March 31, 2015.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution.
Operating Expenses (as restated)

	Quarter Ended
	April 3, 2016	Percent of Sales	March 31, 2015	Percent of Sales	Change
Research and development	$19,779	1.9%	$25,368	2.6%	$(5,589)
Selling	27,048	2.6%	20,908	2.2%	6,140
General and administrative	59,529	5.6%	139,088	14.3%	(79,559)
Goodwill impairment	—		34,300	3.5%	(34,300)
Total operating expenses	$106,356	10.1%	$219,664	22.6%	$(113,308)
Operating expenses decreased $113,308 in the quarter ended April 3, 2016 compared to the quarter ended March 31, 2015 primarily due to $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges, a $25,000 charge related to a lawsuit settlement and a goodwill impairment charge of $34,300 in the quarter ended March 31, 2015.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest (as restated)

	Quarter Ended
	April 3, 2016	March 31, 2015	Change
Flight Systems Group	$49,695	$41,731	$7,964
Defense Systems Group	42,125	57,437	(15,312)
Space Systems Group	29,832	(20,707)	50,539
Corporate/Eliminations	(1,173)	(74,852)	73,679
Total	$120,479	$3,609	$116,870
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was primarily due to the Merger. Income for the quarter ended April 3, 2016 include Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles division, for the full quarter; however, income for the quarter ended March 31, 2015 include the results of the Launch Vehicles division only after the Merger date. In addition, income for the quarter ended April 3, 2016 included the impact of a favorable change in estimated profit adjustment associated with our CRS contract.
Defense Systems Group.    The decrease in income was largely due to lower revenues and unfavorable product mix in the Armament Systems Division.
Space Systems Group.    The increase in income was primarily due to the Merger. Income for the quarter ended April 3, 2016 included Orbital's former Advanced Space Programs and Satellite and Space Systems segments in our results for the full quarter; however, income for the quarter ended March 31, 2015 include the results of these former Orbital segments only after the Merger date. In addition, income for the quarter ended April 3, 2016 included the impact of a favorable change in estimated profit adjustment associated with our CRS contract.

Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, the difference between pension and postretirement benefit expense calculated under U.S Generally Accepted Accounting Standards ("U.S GAAP") and the expense calculated under U.S. Cost Accounting Standards ("CAS"), merger and acquisition transaction related costs, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits. The decrease in corporate expenses in the quarter ended April 3, 2016 compared to the quarter ended March 31, 2015 was largely driven by $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges and a goodwill impairment charge of $34,300 recorded in the quarter ended March 31, 2015.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $29 million and $39 million for the quarters ended April 3, 2016 and March 31, 2015, respectively. The changes in estimates for the quarter ended April 3, 2016 are primarily attributable to higher profit expectations in the Flight Systems Group and the Space Systems Group. The adjustments for the quarter ended March 31, 2015 were primarily due to profit margin improvements in Flight Systems Group and Defense Systems Group.
Net Interest Expense (as restated)
Net interest expense for the quarter ended April 3, 2016 was $17,312 (as restated) a decrease of $3,439 (as restated) compared to $20,751 (as restated) in the quarter ended March 31, 2015.
Income Taxes (from Continuing Operations) (as restated)

	Quarter Ended
	April 3, 2016	Effective Rate	March 31, 2015	Effective Rate	Change
Income taxes	$25,894	25.1%	$(4,223)	9.6%	$30,117
The effective income tax rate for the tax expense in the quarter ended April 3, 2016 was 25.1% compared to an effective income tax rate of 9.6% for the tax benefit in the quarter ended March 31, 2015, reflecting the impact of domestic manufacturing deductions and research and development tax credits in the quarter ended April 3, 2016 and the impact of certain non-deductible costs in the quarter ended March 31, 2015.
Income From Continuing Operations, Before Noncontrolling Interest (as restated)
Net income from continuing operations before noncontrolling interest for the quarter ended April 3, 2016 was $77,273, an increase of $116,818 compared to $(39,545) in the quarter ended March 31, 2015.
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

Cash Flows Summary (as restated)
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows:

	Quarter Ended
	April 3, 2016	March 31, 2015
Cash (used for) provided by operating activities of continuing operations	$(75,071)	$146,404
Cash (used for) provided by investing activities of continuing operations	(22,573)	391,401
Cash provided by (used for) financing activities of continuing operations	67,136	(520,922)
Net cash flows from continuing operations	$(30,508)	$16,883
Operating Activities (as restated)
Cash used for operating activities of continuing operations during the quarter ended April 3, 2016 was $75,071, compared to cash provided by operating activities of $146,404 during the quarter ended March 31, 2015. The decrease in operating cash flow resulted primarily from the net effect of changes in working capital and other assets and liabilities partially offset by a $116,818 improvement in the income (loss) from continuing operations. During the quarter ended April 3, 2016, changes in working capital and other assets and liabilities used $202,567 of cash, comprised of a $178,590 increase in net receivables, a $22,009 increase in inventories, a $13,571 decrease in accrued compensation, a $11,949 decrease in contract loss reserve and a $46,526 change in other assets and liabilities, offset by a $43,134 increase in accounts payable, a $20,079 decrease in income taxes receivable and a $6,865 increase in pension and other postretirement benefits. During the quarter ended March 31, 2015, changes in working capital and other assets and liabilities provided $94,453 of cash, comprised of a $113,723 decrease in net receivables, a $15,847 decrease in inventories, a $5,973 decrease in income taxes receivable and a $32,199 change in other assets and liabilities, offset by a $31,869 decrease in accounts payable, a $17,550 decrease in contract loss reserve, a $15,610 decrease in pension and other postretirement benefits and a $8,260 decrease in accrued compensation.
Investing Activities
Cash used for investing activities of continuing operations during the quarter ended April 3, 2016 was $22,573, compared to cash provided by investing activities during the quarter ended March 31, 2015 of $391,401. Capital expenditures during the quarter ended April 3, 2016 were $22,573, compared to $51,343 during the quarter ended March 31, 2015. Cash provided by investing activities during the quarter ended March 31, 2015 included $253,734 of cash acquired in the Merger with Orbital and a cash dividend of $188,878 received from Vista Outdoor in conjunction with the distribution of Sporting Group.
Financing Activities
Cash provided by financing activities during the quarter ended April 3, 2016 was $67,136, compared to cash used for financing during the quarter ended March 31, 2015 of $520,922. The decrease in cash used for financing activities was largely attributable to debt extinguishment payments of $372,758 made during the quarter ended March 31, 2015.
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
During the quarter ended April 3, 2016, we paid dividends totaling $17,590. On May 3, 2016, the Board of Directors declared a dividend of $0.30 per share payable on June 23, 2016 to holders of record on June 8, 2016. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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
Covenants
As of April 3, 2016, we were in compliance with all of the covenants in our debt agreements, including specified financial ratios that our Senior Credit Facility requires us to meet as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at April 3, 2016 (as restated)	2.53	9.07
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

Impact of the Restatement on Covenants
As a result of the Restatement, the Company was unable to file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports") as well as its Annual Report on Form 10-K for 2016. The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under the Senior Credit Facility for filing with the SEC the 2016 Quarterly Reports as well as the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-Q/A based on the Company's restated financial results.
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
Contractual Obligations and Commercial Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Form 10-K/A.
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
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described in Note 14 to the audited consolidated financial statements included in our Amended Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015.
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
We are also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A of Part I of our Form 10-K/A.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the quarter ended April 3, 2016. For additional information, refer to Item 7A of Part II of our Form 10-K/A.
ITEM 4.   CONTROLS AND PROCEDURES
Internal Investigation
As described in the Explanatory Note to this Form 10-Q/A, we have restated our consolidated financial statements for the quarter ended April 3, 2016 and the corresponding comparative quarter ended March 31, 2015. For more information regarding the Restatement, see Note 3 "Restatement" of the notes to consolidated financial statements contained in Part I, Item 1, Financial Statements, in this Form 10-Q/A. Capitalized terms used in this Item 4 have been defined in Note 3 in the notes to the consolidated financial statements.
The Audit Committee of the Board of Directors, in consultation with senior management, determined that the Company should conduct an internal investigation, under its supervision, of the circumstances surrounding the misstatements in the accounting for the Lake City Contract and related matters. The investigation was undertaken by outside counsel, along with independent counsel for the Audit Committee. Counsel received assistance from outside forensic accountants. As disclosed in the Form 10-K/A, the investigation was previously completed.
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
Disclosure Controls and Procedures
In connection with the filing of the Company’s Form 10-Q for the quarter ended April 3, 2016 on May 9, 2016 (the “Original Filing”), management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2016. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of April 3, 2016 because of the material weaknesses in our internal control over financial reporting that were identified in connection with the preparation of the Form 10-K for the for the nine-month transition period ended December 31, 2015 filed on March 15, 2016 (the “Original Form 10-K Filing”) which are described below and continued to exist as of April 3, 2016.
Subsequent to the evaluation made in connection with the Original Filing in May 2016 and in connection with the preparation and filing of this Form 10-Q/A, our CEO and CFO re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2016. The re-evaluation concluded additional material weaknesses existed, which are described below.
Material Weaknesses Identified in the Original Filing
In connection with the evaluation of the effectiveness of our disclosure controls and procedures in the Original Filing, management identified material weaknesses in our control environment related to: (i) establishing and maintaining accounting policies and procedures related to complex transactions, and (ii) maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
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

Additional Material Weaknesses Identified Subsequent to the Original Filing
Subsequent to the evaluation of our disclosure controls and procedures in connection with the Original Filing and as part of management’s re-evaluation of our internal control over financial reporting in connection with preparing the Form 10-K/A, for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 (the “Form 10-K/A”), management identified two additional material weaknesses in our internal control over financial reporting: (v) the Company did not maintain an effective control environment at our Defense Systems Group and its Small Caliber Systems Division. Specifically, the Small Caliber Systems Division did not maintain a control environment where procedures to escalate accounting issues to Defense Systems Group or Corporate management were followed, which led to the suppression of information by Small Caliber Systems Division management related to cost overruns and the override of certain controls due to pressure to achieve cost savings and maintain a targeted profit rate; and (vi) the material weakness in our control environment contributed to a material weakness at the Small Caliber Systems Division, where the Small Caliber Systems Division did not design and maintain controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue.
As a result of these material weaknesses in our internal control over financial reporting which continued to exist as of April 3, 2016, our CEO and CFO re-affirmed the conclusion that our disclosure controls and procedures were not effective as of April 3, 2016.
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
Remediation to Address the Material Weaknesses Identified in the Original Filing
We are continuing to augment our accounting, finance and controls oversight functions with additional professionals to provide increased oversight, appropriate maintenance of policies and procedures related to complex transactions and integration of accounting operations and analysis of accounts of the combined business with particular focus on corporate personnel.
Further, we are performing an enterprise-wide controls improvement program for evaluation of controls across all significant locations utilizing a risk-based approach. We combined the two legacy companies’ control frameworks and validated that where a risk of a material misstatement existed, key controls were identified to address the risk. In addition, we have taken meaningful steps to implement a number of key controls and processes to increase the oversight of the Company’s multiple businesses. We have taken the following specific remediation initiatives in response to the material weaknesses identified in the Original Filing:
•Control Environment.
◦We evaluated our accounting organization and augmented our team with additional professionals with the appropriate levels of accounting and controls knowledge, experience and training. Our evaluation included benchmarking key accounting functions and resulted in the identification of a number of areas where the team needed to be augmented. As a result of this evaluation, we have hired 11 additional accounting and controls professionals in key areas of technical accounting, general accounting oversight, business unit accounting, external reporting and controls. Each of these 11 new professionals is a CPA and 9 of the 11 have experience with a “Big 4” accounting firm. We will continue to evaluate our accounting organization and augment the team as appropriate.
◦We revised our accounting policy for loss contracts to include general and administrative costs in the measurement of loss contracts.
◦We designed an enterprise-wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures.
•Control-Activity Level.
◦We redesigned, developed and implemented processes and controls over the execution of purchase accounting.
◦We revised our account reconciliation policy and controls, including the timing of reconciliations, thresholds for review and the process for resolving reconciling items. We continue to monitor the reconciliation control execution and will make further changes as necessary. In addition, we implemented an enhanced company-wide balance sheet review process to perform a more detailed analysis of accounts, including balance composition, fluctuation and trend analysis, which is performed at a segment level.
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
Regarding material weakness (iii), which was identified in the Original Filing as a material weakness in our internal control over financial reporting, we have subsequently concluded that the Company completed the design and implementation of new purchase accounting controls, which have subsequently remediated material weakness (iii) during the quarter ended December 31, 2016.
Remediation to Address the Additional Material Weaknesses Identified Subsequent to the Original Filing
In addition to continuing to implement the remediation initiatives described above in response to the material weaknesses identified in the Original Filing, we are implementing the following remedial actions in response to the conduct and other factors that led to the Restatement, including actions to remediate the additional material weaknesses in internal control over financial reporting:
•Control Environment.
◦Certain Small Caliber Systems Division personnel responsible for the inappropriate behaviors described under “Internal Investigation” above are no longer employed by the Company. In addition, certain members of the Defense Systems Group leadership will receive appropriate training, adverse compensation action and additional supervision.
◦Additional accounting, controls and financial reporting personnel have been added to the Small Caliber Systems Division to take responsibility for its financial data forming part of the basis for preparation of these restated consolidated financial statements.
◦We are increasing communication and training to employees regarding internal control over financial reporting, disclosure controls and procedures, and emphasizing the importance of adherence to our policies and procedures.
•Control Activity-Level.
◦We completed a detailed review of the Lake City Contract and the underlying estimates for its percentage of completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates going forward.
◦We are designing and implementing enhancements to the internal controls related to the reconciliation and analysis of unbilled accounts receivable.
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
SEC Investigation.    The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the original filing, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in this Form 10-Q/A. The Company is cooperating fully with the SEC in connection with these matters.
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
ITEM 1A.    RISK FACTORS
While our attempts to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Amended to the Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015 describes all known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
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

ORBITAL ATK, INC.
April 3, 2017	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

April 3, 2017	By:	/s/ Garrett E. Pierce
	Name:	Garrett E. Pierce
	Title:	Chief Financial Officer
(principal financial officer)