Form 10-Q
period 2016-07-03
ORBITAL ATK, INC.
filed 2017-04-04
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016

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

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarters Ended		Six Months Ended
(Amounts in thousands except per share data)	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		As Restated (1)
Sales	$1,083,345	$1,103,578	$2,139,740	$2,074,728
Cost of sales	803,533	880,717	1,633,093	1,628,594
Gross profit	279,812	222,861	506,647	446,134
Operating expenses:
Research and development	35,752	24,664	55,531	50,032
Selling	26,993	32,504	54,041	53,412
General and administrative	69,522	64,150	129,051	203,238
Goodwill impairment	—	—	—	34,300
Income from continuing operations, before interest, income taxes and noncontrolling interest	147,545	101,543	268,024	105,152
Net interest expense	(16,267)	(15,784)	(33,579)	(36,535)
Loss on extinguishment of debt	—	—	—	(26,626)
Income from continuing operations, before income taxes and noncontrolling interest	131,278	85,759	234,445	41,991
Income taxes	40,690	27,806	66,584	23,583
Income from continuing operations, before noncontrolling interest	90,588	57,953	167,861	18,408
Less net (loss) income attributable to noncontrolling interest	(185)	117	(176)	(75)
Income from continuing operations of Orbital ATK, Inc.	90,773	57,836	168,037	18,483
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—	17,504
Income taxes	—	—	—	667
Income from discontinued operations	—	—	—	16,837
Net income attributable to Orbital ATK, Inc.	$90,773	$57,836	$168,037	$35,320
Basic earnings per common share from:
Continuing operations	$1.56	$0.98	$2.88	$0.35
Discontinued operations	—	—	—	0.31
Net income attributable to Orbital ATK, Inc.	$1.56	$0.98	$2.88	$0.66
Weighted-average number of common shares outstanding	58,189	59,144	58,270	53,572
Diluted earnings per common share from:
Continuing operations	$1.55	$0.97	$2.86	$0.34
Discontinued operations	—	—	—	0.31
Net income attributable to Orbital ATK, Inc.	$1.55	$0.97	$2.86	$0.65
Weighted-average number of diluted common shares outstanding	58,636	59,749	58,803	54,141
Cash dividends per common share	$0.30	$0.26	$0.60	$0.58
Comprehensive income (loss):
Net income attributable to Orbital ATK, Inc. and noncontrolling interest	$90,588	$57,953	$167,861	$35,245
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax benefit of $2,482 and $2,691, $4,952 and $5,567, respectively	(3,959)	(4,335)	(7,931)	(8,956)
Reclassification of net actuarial loss (gain) for pension and postretirement benefit plans recorded to net income, net of tax (expense) benefit of $(12,468), $(14,610), $(24,432) and $11,951, respectively	19,875	23,536	39,107	(18,542)
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $(648), $0, $(648) and $139,583, respectively	1,025	—	1,025	(224,389)
Change in fair value of derivatives, net of tax (expense) benefit of $(1,664), $361, $(1,534) and $(620), respectively	2,629	(571)	2,425	964
Other, net of tax benefit (expense) of $463, $17, $(102) and $38, respectively	(460)	(27)	604	(64)
Change in cumulative translation adjustment, net of tax (expense) of $(9,650)	—	—	—	(21,381)
Total other comprehensive income (loss)	19,110	18,603	35,230	(272,368)
Comprehensive income (loss)	109,698	76,556	203,091	(237,123)
Less comprehensive (loss) income attributable to noncontrolling interest	(185)	117	(176)	(75)
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$109,883	$76,439	$203,267	$(237,048)
(1) See Note 3 - Restatement
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	July 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$59,784	$104,032
Net receivables	1,802,644	1,670,821
Net inventories	237,256	213,212
Income taxes receivable	13,446	50,769
Other current assets	67,167	89,645
Total current assets	2,180,297	2,128,479
Net property, plant and equipment	757,769	761,694
Goodwill and net intangibles	1,951,454	1,975,522
Other noncurrent assets	428,008	458,000
Total assets	$5,317,528	$5,323,695
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$40,000
Accounts payable	137,192	130,812
Accrued compensation	95,614	127,928
Contract loss reserve	207,046	235,841
Other current liabilities	642,105	719,854
Total current liabilities	1,121,957	1,254,435
Long-term debt	1,467,125	1,435,836
Pension and other postretirement benefits	780,742	820,834
Other noncurrent liabilities	132,773	127,152
Total liabilities	3,502,597	3,638,257
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 58,399,226 shares at July 3, 2016 and 58,729,995 shares at December 31, 2015	584	587
Additional paid-in-capital	2,179,470	2,187,940
Retained earnings	1,175,948	1,043,043
Accumulated other comprehensive loss	(750,653)	(785,908)
Common stock in treasury, at cost—10,535,798 shares held at July 3, 2016 and 10,205,029 shares held at December 31, 2015	(801,046)	(771,029)
Total Orbital ATK, Inc. stockholders' equity	1,804,303	1,674,633
Noncontrolling interest	10,628	10,805
Total equity	1,814,931	1,685,438
Total liabilities and equity	$5,317,528	$5,323,695

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Amounts in thousands)	July 3, 2016	July 5, 2015
Operating Activities
Continuing operations:
Net income	$167,861	$35,245
Net loss from discontinued operations	—	(16,837)
Income from continuing operations	167,861	18,408
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	80,156	74,661
Amortization of deferred financing costs	1,288	2,291
Fixed asset impairment	3,641	12,538
Deferred income taxes	7,358	(31,449)
Goodwill impairment	—	34,300
Loss on the extinguishment of debt	—	26,626
Stock-based plans expense	11,198	22,323
Other	302	(1,641)
Changes in assets and liabilities:
Net receivables	(129,996)	34,578
Net inventories	(26,762)	29,685
Income taxes receivable	37,323	37,369
Accounts payable	8,953	(22,130)
Contract loss reserve	(28,273)	(26,625)
Accrued compensation	(29,078)	(35,202)
Pension and other postretirement benefits	12,237	7,766
Other assets and liabilities	(46,098)	(48,115)
Cash flows provided by operating activities of continuing operations	70,110	135,383
Cash flows provided by operating activities of discontinued operations	—	10,741
Cash flows provided by operating activities	70,110	146,124
Investing Activities
Continuing operations:
Capital expenditures	(60,562)	(77,523)
Cash acquired in Merger with Orbital	—	253,734
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	188,878
Other	—	138
Cash flows (used in) provided by investing activities of continuing operations	(60,562)	365,227
Cash flows provided by investing activities of discontinued operations	—	49
Cash flows (used in) provided by investing activities	(60,562)	365,276
Financing Activities
Borrowings on revolving credit facilities	440,000	468,000
Payments on revolving credit facilities	(390,000)	(568,000)
Payment of long-term debt	(20,000)	(44,998)
Payments made to extinguish debt	—	(372,758)
Purchase of treasury shares	(49,140)	(32,289)
Dividends paid	(35,136)	(25,869)
Other	480	2,529
Cash flows used in financing activities	(53,796)	(573,385)
Effect of foreign exchange rate fluctuations on cash	—	(1,340)
Decrease in cash and cash equivalents	(44,248)	(63,325)
Cash and cash equivalents at beginning of period	104,032	112,920
Cash and cash equivalents at end of period	$59,784	$49,595

Supplemental Cash Flow Disclosures
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$2,414	$5,014
Noncash financing and operating activity:
Treasury shares purchased included in accounts payable	$1,028	$—
See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company’s accounting policies are described in the notes to the consolidated financial statements in the Company's Amended Transition Report on Form 10-K/A ("Form 10-K/A") for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 with the SEC. Management is responsible for the unaudited condensed consolidated financial statements included in this document. The condensed consolidated financial statements included in this document are unaudited but, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position as of July 3, 2016, its results of operations for the quarter and six months ended July 3, 2016 and July 5, 2015 and cash flows for the six months ended July 3, 2016 and July 5, 2015. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements included in the Form 10-K/A but does not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for complete financial statements.
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
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company’s remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 20. The business that composed Sporting Group is presented as a discontinued operation - see Note 5.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
This Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes included in its Form 10-K/A.
Fiscal Year Change and the presentation of the Six Months Ended July 5, 2015. On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a calendar year ending on December 31 of each year. The Company's interim quarterly periods are based on 13-week periods and ending on the Sunday closest to the last calendar day of each of March, June and September. The Company filed a Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015 on March 15, 2016, which was subsequently amended on February 24, 2017. Information in this document referring to the six months ended July 5, 2015, includes the Company's restated results for the quarters ended March 31, 2015 and July 5, 2015 as disclosed in the Company's Form 10-K/A. Additionally, the restated results for the quarter ended March 31, 2015 were also reported in the Amended Quarterly Report on Form 10-Q for the quarter ended April 3, 2016 (filed with the SEC on April 3, 2017).

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements. In this Form 10-Q, the Company has restated its unaudited condensed consolidated statement of comprehensive income for the quarter ended July 5, 2015 as disclosed in the Company’s Form 10-K/A.
2. New Accounting Pronouncements
Accounting Standards Updates Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation--Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended April 3, 2016. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of- credit Arrangements. These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs became effective during the Company's first quarter ended April 3, 2016. The adoption of these new standards impacted the presentation of the current and prior period debt issuance costs included in Note 12.
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
Other new pronouncements issued but not effective for the Company until after July 3, 2016 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

3. Restatement
In February 2017, the Company filed the Form 10-K/A to restate its consolidated financial statements for the nine-month transition period ended December 31, 2015 ("2015 transition period"), fiscal year ended March 31, 2015 ("fiscal 2015"), fiscal year ended March 31, 2014 ("fiscal 2014"), the quarters in the 2015 transition period and fiscal 2015 (the "Restatement") to correct errors primarily related to (i) the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant ("LCAAP") causing a forward loss provision to not be identified timely and recorded in prior periods; and (ii) correcting the Company’s accounting policy for measurement of forward loss provisions. In this Form 10-Q, the Company restated its unaudited condensed consolidated financial statement of comprehensive income for the quarter ended July 5, 2015 for the consequential impact of these errors.

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
Due to the contract loss identified at the Lake City facility, the Company recognized an impairment charge for the long lived assets capitalized for the Lake City Ammunition Plant asset group in fiscal 2014. Subsequent to the impairments, costs incurred for the purchase or construction of additional long-lived assets related to this contract were expensed in the periods incurred, as such costs will not be recovered, and the depreciation expense recorded in subsequent periods was revised. The impairment charge recognized on long lived assets was $8,962 and $3,576 in the quarters ended March 31, 2015 and July 5, 2015, respectively.
The Company corrected its accounting policy from measurement of a forward loss provision based on gross profit to measurement based on gross profit along with general and administrative costs and adjusted the previously recorded forward loss provisions. The Company's prior accounting policy for measurement of a forward loss excluded general and administrative costs from the forward loss determination resulting in an incorrect measurement of a forward loss as these costs should be included in the measurement. The aggregate impact of this correction to the contract loss reserve liability, excluding the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

adjustment for the Lake City Contract, was an increase of $3,707 at July 5, 2015. As part of the correction in accounting policy, the Company also reclassified certain forward loss provisions recorded in net receivables to the contract loss reserve liability.
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

Increase / (Decrease) Restatement Impact
Quarter ended July 5, 2015
Lake City Contract Loss and Related Adjustments:
Sales	$(7,706)
Cost of sales	$(7,372)
Gross profit	$(334)
Income before interest expense, income taxes and noncontrolling interest	$(334)
Income before income taxes and noncontrolling interest	$(334)

Contract Loss Reserve Adjustment:
Sales	$—
Cost of sales	$762
Gross profit	$(762)
Income before interest expense, income taxes and noncontrolling interest	$(762)
Income before income taxes and noncontrolling interest	$(762)

Account Review and Analysis and Other:
Sales	$4,050
Cost of sales	$954
Gross profit	$3,096
General and administrative	$(5,211)
Income before interest expense, income taxes and noncontrolling interest	$8,307
Income before income taxes and noncontrolling interest	$8,479
The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements relate entirely to the tax effect on the restatement adjustments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The account balances labeled “As Reported” in the following table represents the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 2015 filed on August 11, 2015 with the SEC. The columns labeled First Restatement Adjustments and Second Restatement Adjustments represent the restatement adjustments disclosed in the Transition Report on Form 10-K for the 2015 transition period previously filed with the SEC on March 15, 2016 and the restatement adjustments disclosed in the Form 10-K/A filed with the SEC in February 2017, respectively. The effects of these prior period errors on the condensed consolidated statement of comprehensive income for the quarter ended July 5, 2015 were as follows:

	Quarter Ended July 5, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated

Sales	$1,129,957	$(22,723)	$(3,656)	$1,103,578
Cost of sales	875,532	10,841	(5,656)	880,717
Gross profit	254,425	(33,564)	2,000	222,861
Operating expenses:
Research and development	24,664	—	—	24,664
Selling	32,504	—	—	32,504
General and administrative	71,463	(2,102)	(5,211)	64,150
Income before interest, income taxes and noncontrolling interest	125,794	(31,462)	7,211	101,543
Interest expense, net	(15,361)	(595)	172	(15,784)
Income before income taxes and noncontrolling interest	110,433	(32,057)	7,383	85,759
Income taxes	37,563	(12,422)	2,665	27,806
Net income before noncontrolling interest	72,870	(19,635)	4,718	57,953
Less net income attributable to noncontrolling interest	117	—	—	117
Net income attributable to Orbital ATK, Inc.	$72,753	$(19,635)	$4,718	$57,836

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.23			$0.98
Weighted-average number of common shares outstanding	59,144			59,144
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.22			$0.97
Weighted-average number of diluted common shares outstanding	59,749			59,749
Comprehensive income attributable to Orbital ATK, Inc.	$91,356	$(19,635)	$4,718	$76,439
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 8, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds five interest rate swaps with a total notional value of $400,000. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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
The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	July 3, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$3,577	$—
Liabilities:
Derivatives	$—	$4,543	$—

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$3,979	$—
Liabilities:
Derivatives	$—	$8,353	$—
Recorded carrying amount and fair value of debt was as follows:

	July 3, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700,000	$731,134	$700,000	$712,500
Variable-rate debt	$820,000	$815,552	$790,000	$787,697
Investments in marketable securities—The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $11,448 and $12,065 as of July 3, 2016 and December 31, 2015, respectively.
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
Pursuant to the Distribution, Company stockholders received two shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements." Sales reported as discontinued operations were $186,000 for the six months ended July 5, 2015.
In connection with the Merger, each outstanding share of Orbital common stock was converted into the right to receive 0.449 shares of Company common stock. The Company issued approximately 27.4 million shares of common stock to Orbital stockholders. Immediately following the Merger, Orbital stockholders owned 46.2% of the common stock of the Company and existing stockholders owned 53.8%. Based on the closing price of the Company's common stock following the Distribution on February 9, 2015 as reported on the New York Stock Exchange, the aggregate value of the consideration paid or payable to former holders of Orbital common stock was approximately $1,800,000. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's consolidated financial statements since the date of the Merger.

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
The accompanying condensed consolidated statements of comprehensive income (loss) for the six months ended July 3, 2016 included a measurement period adjustment of $6,000 pertaining to the fair value of intangibles. All elements in the determination of the fair value of identifiable assets acquired and liabilities assumed in the Merger were completed during the quarter ended April 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data for the six months ended July 5, 2015 presents consolidated information as if the Merger had been completed on April 1, 2013. The pro forma results were calculated by combining the results from continuing operations of the Company with the stand-alone results of Orbital for the pre-Merger period, which were adjusted to eliminate historical sales between the companies and to account for certain costs which would have been incurred during this pre-Merger period:

Six Months Ended July 5, 2015
Sales	$2,191,869
Income from continuing operations	$28,790
Basic earnings per common share from continuing operations	$0.48
Diluted earnings per common share from continuing operations	$0.48
The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

Six Months Ended July 5, 2015
Amortization of acquired Orbital intangible assets (1)	$3,877
Interest expense adjustment (2)	$(6,069)
Transaction fees for advisory, legal and accounting services (3)	$(19,134)
_________________________________________
(1) Added the amortization of acquired Orbital intangible assets recognized at fair value in purchase accounting and eliminated historical Orbital intangible asset amortization expense.
(2) Reduced interest expense for the net reduction in debt of the Company and Orbital.
(3) Excluded transaction fees for advisory, legal and accounting services incurred in the six months ended July 5, 2015.
The unaudited supplemental pro forma data above does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the Merger had been completed on April 1, 2013, nor are they indicative of future results.
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one transition services agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through March 2017 or 2018, as applicable. The supply agreements which are priced at arms-length expire in 2017 (powder) and 2018 (ammunition) and may be extended in one-to-three year increments. Under the terms of the TSA, the Company provided Vista Outdoor with administrative services for 12 months following the Distribution and will provide tax-related services through August 31, 2016. At the option of Vista Outdoor, the Company may provide tax-audit related services to Vista Outdoor through August 31, 2017. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the supply agreements were $44,443 and $109,111 for the quarter and six months ended July 3, 2016, respectively; and $57,439 and $76,367 for the quarter and period from the date of Distribution to July 5, 2015, respectively. Prior to the Merger, sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation were $13,595 for the six months ended July 5, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

6. Goodwill and Net Intangibles
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, December 31, 2015	$922,991	$363,247	$542,128	$1,828,366
Measurement period adjustments	5,467	—	(1,822)	3,645
Balance, July 3, 2016	$928,458	$363,247	$540,306	$1,832,011
Goodwill recorded within Defense Systems Group is presented net of accumulated impairment losses totaling $3,700 at July 3, 2016. Goodwill recorded within Space Systems Group is presented net of accumulated impairment losses totaling $142,800 at July 3, 2016.
Net intangibles consisted of the following:

	July 3, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Amortizing intangibles:
Contract backlog	$173,000	$(57,783)	$115,217	$179,000	$(36,696)	$142,304
Patented technology	11,018	(6,792)	4,226	11,018	(6,206)	4,812
Customer relationships and other	1,905	(1,905)	—	24,294	(24,254)	40
Net intangibles	$185,923	$(66,480)	$119,443	$214,312	$(67,156)	$147,156
The contract backlog asset in the table above is being amortized as the underlying costs are recognized under the contracts. The other assets in the table above are being amortized using a straight-line method. Amortization expense related to net intangible assets was $10,863 and $21,713 for the quarter and six months ended July 3, 2016 and $13,023 and $19,965 for the quarter and six months ended July 5, 2015, respectively. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents	Total
Remainder of 2016	$21,086	$595	$21,681
2017	35,882	1,180	37,062
2018	25,609	1,120	26,729
2019	21,760	1,072	22,832
2020	10,880	259	11,139
Thereafter	—	—	—
Total	$115,217	$4,226	$119,443

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

7. Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding share-based equity awards for each period.
In computing basic and diluted EPS for both the quarter and six months ended July 3, 2016 and July 5, 2015, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Basic weighted-average number of shares outstanding	58,189	59,144	58,270	53,572
Dilutive common share equivalents- share-based equity awards	447	605	533	569
Diluted weighted-average number of shares outstanding	58,636	59,749	58,803	54,141
Anti-dilutive stock options excluded from the calculation of diluted shares	147	75	147	100
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
The Company entered into forward contracts for copper and zinc in 2016. The contracts establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company entered into interest rate swaps in fiscal 2014 in order to manage interest costs and the risk associated with variable rates, whereby the Company pays a fixed rate on a total notional amount of $400,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. At July 3, 2016, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company entered into foreign currency forward contracts in 2016 to hedge forecasted cash payments to a customer. This transaction was designated and qualified as an effective cash flow hedge. Ineffectiveness with respect to forecasted inventory purchases or customer cash receipts is calculated based on changes in the forward rate until the anticipated purchase or cash receipt occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.
The fair values of the commodity and foreign currency forward contracts are recorded in other assets or liabilities, as appropriate, and the effective portion is reflected in accumulated other comprehensive income in the financial statements. The gains or losses on the commodity forward contracts are recorded in inventory as the commodities are purchased and in cost of sales when the related inventory is sold. The gains or losses on the foreign currency forward contracts are recorded in earnings when the related inventory is sold or customer cash receipts are received.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows:

Number of Pounds
Copper	13,125
Zinc	4,280
Interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates were as follows:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(72)	0.87%	0.45%	August 2016
Non-amortizing swap	$100,000	$(914)	1.29%	0.45%	August 2017
Non-amortizing swap	$100,000	$(2,392)	1.69%	0.45%	August 2018
Non-amortizing swap	$50,000	$(37)	0.65%	0.45%	November 2016
Non-amortizing swap	$50,000	$(411)	1.10%	0.45%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Outstanding foreign currency forward contracts were as follows:

Quantity Hedged
Euros sold	53,000
Euros purchased	5,723
Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows:

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	July 3, 2016	December 31, 2015	July 3, 2016	December 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$1,040	$—	$482	$4,445
Commodity forward contracts	Other noncurrent assets / other noncurrent liabilities	583	—	—	—
Foreign currency forward contracts	Other current assets / other current liabilities	1,905	2,875	235	1,442
Foreign currency forward contracts	Other noncurrent assets / other noncurrent liabilities	49	1,095	—	18
Interest rate contracts	Other current assets / other current liabilities	—	9	109	—
Interest rate contracts	Other noncurrent assets / other noncurrent liabilities	—	—	3,717	2,448
Total		$3,577	$3,979	$4,543	$8,353
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

For the periods presented below, the derivative gains and losses in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI
	Location	Amount
Quarter ended July 3, 2016
Commodity forward contracts	Cost of sales	$(1,697)
Interest rate contracts	Interest expense	$(748)
Foreign currency forward contracts	Cost of sales	$(13)
Quarter ended July 5, 2015
Commodity forward contracts	Cost of sales	$(190)
Interest rate contracts	Interest expense	$(1,020)
Foreign currency forward contracts	Cost of sales	$(557)

Six months ended July 3, 2016
Commodity forward contracts	Cost of sales	$(3,732)
Interest rate contracts	Interest expense	$(1,506)
Foreign currency forward contracts	Cost of sales	$36
Six months ended July 5, 2015
Commodity forward contracts	Cost of sales	$(2,808)
Interest rate contracts	Interest expense	$(2,030)
Foreign currency forward contracts	Cost of sales	$(9,693)
The ineffective portion of derivative instruments was not material and no derivatives were excluded from effectiveness testing during the quarters and six months ended July 3, 2016 and July 5, 2015; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
The Company expects the remaining unrealized losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.
9. Accumulated Other Comprehensive Loss ("AOCI")
The following table summarizes the components of AOCI, net of income taxes:

	July 3, 2016	December 31, 2015
Derivatives	$(634)	$(3,059)
Pension and other postretirement benefits	(752,069)	(784,294)
Available-for-sale securities	2,050	1,445
Total AOCI	$(750,653)	$(785,908)
10. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	July 3, 2016	December 31, 2015
Billed receivables	$303,785	$217,522
Unbilled receivables	1,499,868	1,454,327
Less allowance for doubtful accounts	(1,009)	(1,028)
Net receivables	$1,802,644	$1,670,821

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Receivable balances are shown net of customer progress payments received of $595,800 as of July 3, 2016 and $584,325 as of December 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. As of July 3, 2016 and December 31, 2015, the net receivable balance includes contract-related unbilled receivables which the Company does not expect to collect within the next 12 months of $277,700 and $311,600, respectively.
11. Net Inventories
Net inventories consisted of the following:

	July 3, 2016	December 31, 2015
Raw materials	$73,615	$88,365
Contracts in process	162,927	124,315
Finished goods	714	532
Net inventories	$237,256	$213,212
12. Long-term Debt
Long-term debt consisted of the following:

	July 3, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$770,000	$790,000
Revolving Credit Facility due 2020	50,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,520,000	1,490,000
Unamortized debt issuance costs:
Senior Credit Facility	5,561	6,302
5.25% Senior Notes due 2021	1,750	1,915
5.50% Senior Notes due 2023	5,564	5,947
Unamortized debt issuance costs	12,875	14,164
Long-term debt less unamortized debt issuance costs	1,507,125	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,467,125	$1,435,836
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of $1,000,000 (the "Revolving Credit Facility"), which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due at maturity. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.50% and the current LIBOR margin is 1.50%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.34% at July 3, 2016. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee currently is 0.25%. As of July 3, 2016, the Company had borrowings of $50,000 under the Revolving Credit Facility and had outstanding letters of credit of $141,338, which reduced amounts available on the Revolving Credit Facility to $808,662. There are unamortized debt issuance

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

costs of $6,667 associated with the former senior credit facility in addition to debt issuance costs incurred related to the new Senior Credit Facility that are being amortized to interest expense over five years, the term of the Senior Credit Facility.
5.50% Senior Notes
In September 2015, the Company issued $400,000 aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Prior to October 1, 2018, the Company may redeem some or all of these notes at a price equal to 100% of their principal amount plus accrued and unpaid interest to the date of redemption and a specified make-whole premium. In addition, prior to October 1, 2018, the Company may redeem up to 35% of the aggregate principal amount of these notes with the net cash proceeds of certain equity offerings, at a price equal to 105.5% of their principal amount plus accrued and unpaid interest to the date of redemption. Debt issuance costs of $6,136 related to these notes are being amortized to interest expense over eight years, the term of the notes.
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
Interest Rate Swaps
At July 3, 2016, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 8.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of 2016	$20,000
Calendar 2017	40,000
Calendar 2018	40,000
Calendar 2019	40,000
Calendar 2020	680,000
Thereafter	700,000
Total	$1,520,000
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.50% Notes and the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.50% Notes and 5.25% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on the Company’s net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior secured debt limits, with a limit, when those senior secured debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of July 3, 2016, the Company was in compliance with the financial covenants.
13. Employee Benefit Plans
The components of net periodic benefit cost for pension benefits were as follows:

	Pension Benefits
	Quarter Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$4,558	$4,815	$9,088	$9,630
Interest cost	25,377	30,259	50,826	60,518
Expected return on plan assets	(40,437)	(39,875)	(81,155)	(79,750)
Amortization of unrecognized net loss	32,013	37,650	62,812	75,299
Amortization of unrecognized prior service cost	(5,151)	(5,213)	(10,302)	(10,425)
Net periodic benefit cost	16,360	27,636	31,269	55,272
Special termination benefit cost / curtailment	56	—	1,673	—
Net periodic benefit cost	$16,416	$27,636	$32,942	$55,272

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

During the six months ended July 3, 2016, the Company recorded a settlement expense of $1,673 to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
The components of net periodic benefit income for other postretirement benefits were as follows:

	Other Postretirement Benefits
	Quarter Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$—	$—	$—	$—
Interest cost	827	1,126	1,682	2,252
Expected return on plan assets	(823)	(922)	(1,624)	(1,844)
Amortization of unrecognized net loss	330	496	727	992
Amortization of unrecognized prior service cost	(1,290)	(1,813)	(2,581)	(3,626)
Net periodic benefit income	$(956)	$(1,113)	$(1,796)	$(2,226)
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ forecasted cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate, resulting in lower pension expense compared to the method used prior to January 1, 2016.
Employer Contributions. During the six months ended July 3, 2016, the Company contributed $7,200 to the pension trust. The Company also paid $4,173 to retirees in connection with its nonqualified supplemental executive retirement plan and $3,326 to retirees in connection with its other postretirement benefit plans.
During the remainder of 2016, the Company anticipates making pension contributions of approximately $32,300 in order to meet the minimum required contributions for 2016. The Company anticipates making additional payments of approximately $1,295 to retirees under the nonqualified plan and $4,163 to retirees in connection with its other postretirement benefit plans during the remainder of 2016.
14. Income Taxes
The Company’s income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended July 3, 2016 and July 5, 2015, were 31.0% and 32.4% (as restated), respectively. The decrease in the rate from the quarter ended July 5, 2015 is primarily due to a decrease in state tax expense and increased benefits from the Domestic Manufacturing Deduction and the Research and Development tax credit in the quarter ended July 3, 2016.
The effective income tax rates for the six months ended July 3, 2016 and July 5, 2015 were 28.4% and 56.2%, respectively. The decrease in the rate from the six months ended July 5, 2015 is primarily due to the impact of goodwill impairment and nondeductible transaction costs in the six months ended July 5, 2015 as well as increased benefits from the Domestic Manufacturing Deduction and the Research and Development tax credit in the six months ended July 3, 2016.
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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $3,454 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income from $0 to $2,672.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

15. Stock-Based Compensation
The Company has 5,000,000 shares of $1.00 par value preferred stock authorized, none of which has been issued.
The Company sponsors five stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan). At July 3, 2016, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,813,165 common shares were available to be granted. No new grants will be made out of the other four plans.
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
Restricted Stock Units. Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units with vesting periods corresponding to the respective performance periods. During the six months ended July 3, 2016, 40,707 shares were issued upon the vesting of restricted stock units for the performance period ending in 2016. As of July 3, 2016, there were 54,258 restricted stock units outstanding for the performance period ending in 2017.
Performance Awards. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.
As of July 3, 2016, there were 81,689 shares reserved for executive officers and key employees for the performance period beginning April 1, 2015 and ending December 31, 2017. Of these shares, up to 50% will become payable only upon achievement of a financial performance goal relating to absolute earnings per share growth; and up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth.
As of July 3, 2016, there were 73,802 shares reserved for executive officers and key employees for the performance period beginning January 1, 2016 and ending December 31, 2018. Of these shares, up to 50% will become payable only upon achievement of a financial performance goal relating to return on investment of capital; and up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth.
TSR Awards. As of July 3, 2016, there were 73,802 shares and 81,689 shares reserved for TSR awards for key employees for the fiscal year 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were 73,802 TSR awards granted with a fair value of $87.85 per share and 3,208 TSR awards granted with a fair value of $94.93 per share during the six months ended July 3, 2016.
Restricted Stock Awards. Restricted stock granted to non-employee directors and certain key employees totaled 159,902 shares during the six months ended July 3, 2016. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options. Stock options are granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

exercise and post-vesting employment termination trends. There were 72,328 stock options granted during the six months ended July 3, 2016 with a weighted-average fair value of $20.53 per stock option. There were 74,543 stock options granted during the six months ended July 5, 2015 with a weighted-average fair value of $39.44 per stock option.
Stock-based compensation expense totaled $6,451 and $11,091 in the quarter and six months ended July 3, 2016, respectively, and $9,003 and $22,323 in the quarter and six months ended July 5, 2015, respectively. The income tax benefit recognized for stock-based compensation was $2,459 and $4,263 during the quarter and six months ended July 3, 2016, respectively, and $3,466 and $7,621 during the quarter and six months ended July 5, 2015, respectively.
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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $26,999 and $25,042 as of July 3, 2016 and December 31, 2015, respectively, for contract claims.
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
The Company could incur substantial costs, including cleanup costs, resource restoration, fines and penalties or third party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or noncompliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition, or cash flows in the past and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.3% and 0.7% as of July 3, 2016 and December 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The following is a summary of the amounts recorded for environmental remediation:

	July 3, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(43,463)	$19,681	$(41,824)	$18,236
Unamortized discount	740	(256)	1,718	(568)
Present value amounts (payable) receivable	$(42,723)	$19,425	$(40,106)	$17,668
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $42,723 discounted liability as of July 3, 2016, $5,708 was recorded in other current liabilities and $37,015 was recorded in other noncurrent liabilities. Of the $19,425 discounted receivable, the Company recorded $3,313 in other current assets and $16,112 in other noncurrent assets. As of July 3, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $42,723 to $80,899.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 16 to the Company's audited consolidated financial statements included in the Company's Form 10-KT/A for the nine-month transition period ended December 31, 2015.
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
Under the authorized repurchase program, shares of the Company's common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company purchased 194,003 shares for $16,839 and 528,104 shares for $44,241 during the quarter and six months ended July 3, 2016, respectively. The Company purchased 328,841 shares for $24,502 during the quarter and six months ended July 5, 2015.
In accordance with the Transaction Agreement entered into on April 28, 2014, the Company did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
18. Changes in Estimates
The majority of our sales are accounted for as long-term contracts, which are accounted for using the percentage of completion method. Accounting for contracts under the percentage of completion method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract value, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs.
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
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $56,000 and $4,000 (as restated) for the quarters ended July 3, 2016 and July 5, 2015, respectively. The changes in estimates for the quarter ended July 3, 2016 were attributable to profit margin improvements in all segments, primarily in Space Systems Group and Flight Systems Group. The changes in estimates for the quarter ended July 5,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

2015 were attributable to profit margin improvements in Flight Systems Group, which were partially offset by reductions in profit margins in Space Systems Group and Defense Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $83,000 and $44,000 for the six months ended July 3, 2016 and July 5, 2015, respectively. The changes in estimates for the six months ended July 3, 2016 were attributable to profit margin improvements in all segments, primarily in Space Systems Group and Flight Systems Group. The changes in estimates for the six months ended July 5, 2015 were attributable to profit margin improvements in Defense Systems Group and Flight Systems Group, which were partially offset by reductions in profit margins in Space Systems Group. Estimated costs to complete on loss contracts at July 3, 2016 and December 31, 2015 were $1,299,490 and $1,392,218, respectively.
19. Restructuring Costs
The Company had restructuring liabilities for termination benefits of $593 and $3,589 and facility-related costs of $20,830 and $26,154, at July 3, 2016 and December 31, 2015, respectively. The decrease in restructuring liabilities for the quarter and six months ended July 3, 2016, was primarily attributed to cash expenditures for termination benefits and facilities.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The following summarizes the Company's results by segment:

	Quarters Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		As Restated
Sales to external customers:
Flight Systems Group	$370,656	$380,219	$720,982	$683,945
Defense Systems Group	448,388	430,824	874,790	914,954
Space Systems Group	264,301	292,535	543,968	475,829
Total external sales	1,083,345	1,103,578	2,139,740	2,074,728
Intercompany sales:
Flight Systems Group	3,449	11,260	7,079	34,868
Defense Systems Group	5,437	1,990	9,728	17,404
Space Systems Group	14,749	4,703	20,836	9,511
Corporate	(23,635)	(17,953)	(37,643)	(61,783)
Net intercompany sales	—	—	—	—
Total sales	$1,083,345	$1,103,578	$2,139,740	$2,074,728

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$57,873	$50,501	$107,568	$92,232
Defense Systems Group	51,246	39,042	93,371	96,479
Space Systems Group	46,587	30,014	76,419	9,307
Corporate	(8,161)	(18,014)	(9,334)	(92,866)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$147,545	$101,543	$268,024	$105,152

	July 3, 2016	December 31, 2015
Total assets:
Flight Systems Group	$2,284,084	$2,223,787
Defense Systems Group	1,277,543	1,184,071
Space Systems Group	1,233,799	1,272,425
Corporate	522,102	643,412
Total assets	$5,317,528	$5,323,695
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the segments based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under U.S. GAAP and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Environmental expenses are allocated to each segment based on the origin of the underlying environmental cost. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate. The amortization expense related to purchase accounting attributed to the acquisition of Orbital is also recorded in Corporate.
21. Subsequent Events

As a result of the Restatement, the Company was unable to timely file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"), as well as its Annual Report on Form 10-K for 2016. The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under the Senior Credit Facility for filing with the SEC the 2016 Quarterly Reports, as well as an amended Form 10-Q for the fiscal quarter ended April 3, 2016 and the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-Q based on the Company's restated financial results.

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

SEC Investigation. The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's
Form 10-K/A. The Company is cooperating fully with the SEC in connection with these matters.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Restatement of Previously Issued Consolidated Financial Statements
In this Form 10-Q, we have restated our unaudited condensed consolidated statement of comprehensive income for the quarter ended July 5, 2015 as disclosed in the Company’s Amended Transition Report on Form 10-K/A ("Form 10-K/A") for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 with the SEC. This Form 10-Q is reflective of the Restatement and should be read in conjunction with the Company’s consolidated financial statements and notes included in the Form 10-K/A. See Note 3 - Restatement in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 - Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the condensed consolidated financial statements.
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

•	the effect of the Restatement of our previously issued financial results, and any actual or unasserted claims, investigations or proceedings as a result of the Restatement,

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Part I, Item 4 of this Form 10-Q,

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

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates,

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions,

•	supply, availability and costs of raw materials and components, including commodity price fluctuations,

•	performance of the Company's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	performance of our products,

•	fires or explosions at any of the Company's facilities,

•	government investigations and audits,

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences,

•	impacts of financial market disruptions or volatility to the Company's customers and vendors,

•	unanticipated changes in income taxes or exposure to additional tax liabilities, and

•	costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of the Company’s Form 10-K/A. Additional information regarding these and other factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.

Financial Highlights for the Quarter Ended July 3, 2016

•	Quarterly sales of $1.08 billion.

•	Diluted earnings per share of $1.55.

•	New firm and option contract bookings of $1.5 billion and option exercises of $0.3 billion under existing contracts.

•	Total backlog of $14.7 billion at July 3, 2016.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 13.6%.

•	Effective income tax rate of 31.0%.

•	The company paid quarterly dividend of $0.30 on June 23, 2016 to stockholders of record on June 8, 2016.

•	The company repurchased 194,003 shares for $16,800during the quarter ended July 3, 2016.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K/A, and the same accounting policies are used in preparing the Company’s interim condensed consolidated financial statements.
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
Group sales, Cost of Sales, and Income (Loss) from Continuing Operations before Interest, Income Taxes and Noncontrolling Interest include intergroup sales and profit. Corporate and Eliminations include intergroup sales and profit eliminations and corporate expenses.
As a general note, results for the six months ended July 3, 2016 include Orbital for the full six months, whereas results for the six months ended July 5, 2015 include Orbital after the Merger date of February 9, 2015.

Sales

	Quarters Ended				Six Months Ended
	July 3, 2016	July 5, 2015	Change	Percent Change	July 3, 2016	July 5, 2015	Change	Percent Change
		As Restated
Flight Systems Group	$374,105	$391,479	$(17,374)	(4.4)%	$728,061	$718,813	$9,248	1.3%
Defense Systems Group	453,825	432,814	21,011	4.9%	884,518	932,358	(47,840)	(5.1)%
Space Systems Group	279,050	297,238	(18,188)	(6.1)%	564,804	485,340	79,464	16.4%
Corporate/Eliminations	(23,635)	(17,953)	(5,682)	(31.6)%	(37,643)	(61,783)	24,140	39.1%
Total sales	$1,083,345	$1,103,578	$(20,233)	(1.8)%	$2,139,740	$2,074,728	$65,012	3.1%
Quarter:
Fluctuations in sales were driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The decrease was primarily due to lower sales of $13,200 in Launch Vehicles Division primarily due to decreased activity on CRS I and Target Vehicles, partially offset by activity from a newly awarded CRS II contract. The decrease was also due to lower sales in Aerospace Systems of $5,000. Additionally, Propulsion Systems Division had lower sales of $1,300 due to the termination of a commercial contract in 2015.
Defense Systems Group.    The increase was due to higher sales in Missile Products Division of $21,900 primarily due to higher production volume on tactical propulsion and $11,900 in Defense Electronic Division due to increased activity on strike missiles. This increase was partially offset by lower sales of $12,500 in Small Caliber Systems Division primarily reflecting a reduction in production of small-caliber ammunition.
Space Systems Group.    The decrease was due to lower sales of $33,700 in commercial satellites primarily due to lower contract activity, partially offset by an increase of $24,600 in government satellites due to increased contract activity from a newly awarded CRS II contract and increased activity on the CRS I contract.
Corporate. The change in eliminations was driven primarily by higher intergroup sales.
Six Months:
Fluctuations in sales were driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as Launch Vehicles Division, for the full six months ended July 3, 2016; whereas, sales for the six months ended July 5, 2015 include the results of Launch Vehicles Division beginning with the Merger date. Launch Vehicles Division sales were $273,500 for the six months ended July 3, 2016, compared to $220,600 for the six months ended July 5, 2015. This increase was offset largely by decreased sales of $40,200 in Propulsion Systems Division due primarily to the termination of a commercial contract in 2015.
Defense Systems Group.   The decrease in sales was primarily due to a decrease of $65,700 in Armament Systems Division primarily due to lower international sales, partially offset by an increase of $9,800 in Small Caliber Systems Division due to higher production.
Space Systems Group.    The increase was primarily due to higher sales of $116,100 in government satellites due to increased activity on the CRS 1 contract, activity from the newly awarded CRS 2 contract and to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems for the full six months ended July 3, 2016; whereas, sales for the six months ended July 5, 2015 include the results of former Advanced Space Programs and Satellite and Space Systems beginning with the Merger date. This increase was partially offset by lower sales of $20,500 in commercial satellites primarily due to decreased contract activity and a decrease of $3,300 in Space Components Division.
Corporate. The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.

Cost of Sales

	Quarters Ended				Six Months Ended
	July 3, 2016	July 5, 2015	Change	Percent Change	July 3, 2016	July 5, 2015	Change	Percent Change
		As Restated
Flight Systems Group	$267,620	$300,744	$(33,124)	(11.0)%	$534,844	$545,331	$(10,487)	(1.9)%
Defense Systems Group	356,688	353,403	3,285	0.9%	707,410	745,655	(38,245)	(5.1)%
Space Systems Group	208,775	236,089	(27,314)	(11.6)%	440,087	393,834	46,253	11.7%
Corporate/Eliminations	(29,550)	(9,519)	(20,031)	(210.4)%	(49,248)	(56,226)	6,978	12.4%
Total cost of sales	$803,533	$880,717	$(77,184)	(8.8)%	$1,633,093	$1,628,594	$4,499	0.3%
Quarter:
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The decrease in cost of sales was primarily due to lower cost of sales in Launch Vehicles Division primarily due to lower contract activity.
Defense Systems Group.    The increase in cost of sales was primarily due to higher cost of sales of $14,600 in Missile Products Division mainly due to higher production volume on tactical propulsion and $9,000 in Defense Electronic Division mainly due to increased activity on strike missiles. This increase was partially offset by lower cost of sales of $11,800 in Armament Systems Division that reflected decreased foreign sales and a decrease of $10,000 in Small Caliber Systems Division due to lower production volume.
Space Systems Group.    The decrease in cost of sales was due to lower contract activity in commercial satellites of $28,600 and Space Components Division of $6,400, partially offset by higher contract activity in government satellites of $14,200.
Corporate. Cost of sales includes differences due to pension and postretirement benefit expense calculated under U.S. GAAP and the expense calculated under U.S. Cost Accounting Standards ("CAS"); amortization of intangible assets recorded in connection with the Merger; and, the elimination of intercompany sales. The change in corporate/eliminations was largely driven by higher intergroup sales.
Six Months:
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The decrease in cost of sales was primarily due to a decrease of $38,700 in Propulsion Systems Division due to the termination of a commercial contract in 2015 and lower contract activity. This decrease was partially offset by the inclusion of Orbital's former Launch Vehicles segment, now referred to as Launch Vehicles Division, for the full six months ended July 3, 2016; whereas, sales for the six months ended July 5, 2015 include the results of Launch Vehicles Division beginning with the Merger date. Launch Vehicles Division cost of sales were $196,000 for the six months ended July 3, 2016, compared to $172,000 for the six months ended July 5, 2015.
Defense Systems Group.    The decrease was primarily due to lower cost of sales of $63,500 in Armament Systems Division, partially offset by higher cost of sales of $13,200 in Small Caliber Systems Division and $17,300 in Defense Electronic Division.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full six months ended July 3, 2016; whereas, sales for the six months ended July 5, 2015 include the results of those former Orbital segments beginning with the Merger date. The increase was also due to increased activity on CRS I and the newly awarded CRS II contract in government satellites.
Corporate. The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution and higher amortization expense resulting from the Merger.

Operating Expenses

	Quarters Ended					Six Months Ended
	July 3, 2016	Percent of Sales	July 5, 2015	Percent of Sales	Change	July 3, 2016	Percent of Sales	July 5, 2015	Percent of Sales	Change
			As Restated
Research and development	$35,752	3.3%	$24,664	2.2%	$11,088	$55,531	2.6%	$50,032	2.4%	$5,499
Selling	26,993	2.5	32,504	3.0	(5,511)	54,041	2.5	53,412	2.5	629
General and administrative	69,522	6.4	64,150	5.8	5,372	129,051	6.0	203,238	9.8	(74,187)
Goodwill impairment	—	—	—	—	—	—	—	34,300	1.7	(34,300)
Total operating expenses	$132,267	12.2%	$121,318	11.0%	$10,949	$238,623	11.1%	$340,982	16.4%	$(102,359)
Quarter:
Operating expenses increased $10,949 in the quarter ended July 3, 2016 compared to the quarter ended July 5, 2015 primarily due to an increase in research and development expenses related to new rocket motors and advanced ammunition projects in the quarter ended July 3, 2016.
Six Months:
Operating expenses decreased $102,359 in the six months ended July 3, 2016 compared to the six months ended July 5, 2015 primarily due to $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges, a $25,000 charge related to a lawsuit settlement and a goodwill impairment charge of $34,300 in the six months ended July 5, 2015. These decreases were partially offset by an increase in research and development.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Quarters Ended			Six Months Ended
	July 3, 2016	July 5, 2015	Change	July 3, 2016	July 5, 2015	Change
		As Restated
Flight Systems Group	$57,873	$50,501	$7,372	$107,568	$92,232	$15,336
Defense Systems Group	51,246	39,042	12,204	93,371	96,479	(3,108)
Space Systems Group	46,587	30,014	16,573	76,419	9,307	67,112
Corporate/Eliminations	(8,161)	(18,014)	9,853	(9,334)	(92,866)	83,532
Total	$147,545	$101,543	$46,002	$268,024	$105,152	$162,872
Quarter:
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was primarily due to higher margins due to product mix, partially offset by increased research and development costs in Launch Vehicles Division.
Defense Systems Group.    The increase in income was due primarily to the impact of favorable changes in estimated contract profit in the quarter ended July 3, 2016 compared to the quarter ended July 5, 2015, partially offset by increased research and development costs in Armament Systems Division related to advanced ammunition projects.
Space Systems Group.    The increase in income was primarily due to the impact of favorable changes in estimated contract profit.
Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, amortization of intangible assets recorded in connection with the Merger, and the elimination of intercompany profits.

Six Months:
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The increase in income was primarily due to the impact of favorable changes in estimated contract profit in the six months ended July 3, 2016, which were greater than the favorable changes in estimated contract profit in the six months ended July 5, 2015.
Defense Systems Group.    The decrease in income was primarily due to the impact of favorable changes in estimated contract profit in the six months ended July 3, 2016. which were less than the favorable changes in estimated contract profit in the six months ended July 5, 2015.
Space Systems Group.    The increase in income was primarily due to the impact of favorable changes in estimated contract profit in the six months ended July 3, 2016, compared to unfavorable changes in estimated contract profit in the six months ended July 5, 2015. In addition, income for the six months ended July 5, 2015 included a goodwill impairment charge of $34,300.
Corporate.    The decrease in corporate expenses for the six months ended July 3, 2016 compared to the six months ended July 5, 2015 was largely driven by: $18,000 of transaction costs pertaining to the Merger and Distribution, $15,000 of restructuring charges and a $25,000 charge related to a lawsuit settlement in the six months ended July 5, 2015; by reduced eliminations during the six months ended July 3, 2016 driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution, partially offset by higher amortization expense in the six months ended July 3, 2016 resulting from the Merger.
Changes in Estimates. The majority of our sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method. Accounting for contracts under percentage-of-completion requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $56,000 and $4,000 for the quarters ended July 3, 2016 and July 5, 2015, respectively. Included in the $56,000 is $28,000 of net changes in contract estimates made subsequent to July 3, 2016 through the date of issuance of these financial statements, $19,000 and $9,000 of which would have been recorded in the third and fourth quarters ended October 2, 2016 and December 31, 2016, respectively. The remaining changes in estimates for the quarter ended July 3, 2016 were attributable to profit margin improvements in all segments, primarily in Space Systems Group and Flight Systems Group. The changes in estimates for the quarter ended July 5, 2015 were attributable to profit margin improvements in Flight Systems Group, which were partially offset by reductions in profit margins in Space Systems Group and Defense Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $83,000 and $44,000 for the six months ended July 3, 2016 and July 5, 2015, respectively. The changes in estimates for the six months ended July 3, 2016 were attributable to profit margin improvements in all segments, primarily in Space Systems Group and Flight Systems Group. The changes in estimates for the six months ended July 5, 2015 were attributable to profit margin improvements in Defense Systems Group and Flight Systems Group, which were partially offset by reductions in profit margins in Space Systems Group.

Net Interest Expense
Net interest expense for the quarter ended July 3, 2016 was $16,267, an increase of $483 compared to $15,784 in the quarter ended July 5, 2015. Net interest expense for the six months ended July 3, 2016 was $33,579, a decrease of $2,956 compared to $36,535 in the six months ended July 5, 2015. The decrease was primarily due to a decrease in the average amount of debt outstanding, a lower weighted-average interest rate and less amortization of deferred financing costs.
Income Taxes (from Continuing Operations)

	Quarters Ended					Six Months Ended
	July 3, 2016	Effective Rate	July 5, 2015	Effective Rate	Change	July 3, 2016	Effective Rate	July 5, 2015	Effective Rate	Change
			As Restated
Income taxes	$40,690	31.0%	$27,806	32.4%	$12,884	$66,584	28.4%	$23,583	56.2%	$43,001
Quarter:
The effective income tax rates for the quarters ended July 3, 2016 and July 5, 2015, were 31.0% and 32.4% (as restated), respectively. The decrease in the rate from the quarter ended July 5, 2015 is primarily due to a decrease in state tax expense and increased benefits from the Domestic Manufacturing Deduction and the Research and Development tax credit in the quarter ended July 3, 2016.
Six Months:
The effective income tax rates for the six months ended July 3, 2016 and July 5, 2015, were 28.4% and 56.2%, respectively. The decrease in the rate from the six months ended July 5, 2015 is primarily due to the impact of goodwill impairment and nondeductible transaction costs in the six months ended July 5, 2015, partially offset by increased benefits from the Domestic Manufacturing Deduction and the Research and Development tax credit in the six months ended July 3, 2016.
Income From Continuing Operations, Before Noncontrolling Interest
Net income from continuing operations before noncontrolling interest for the quarter ended July 3, 2016 was $90,588, an increase of $32,635 compared to $57,953 in the quarter ended July 5, 2015.
Net income from continuing operations before noncontrolling interest for the six months ended July 3, 2016 was $167,861, an increase of $149,453 compared to $18,408 in the six months ended July 5, 2015.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a credit facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses; and for debt repayment, cash dividends, share repurchases, acquisitions and other activities.
Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows:

	Six Months Ended
	July 3, 2016	July 5, 2015
Cash provided by operating activities of continuing operations	$70,110	$135,383
Cash (used in) provided by investing activities of continuing operations	(60,562)	365,227
Cash used in financing activities of continuing operations	(53,796)	(573,385)
Net cash flows from continuing operations	$(44,248)	$(72,775)

Operating Activities
Cash provided by operating activities of continuing operations during the six months ended July 3, 2016 was $70,110, compared to cash provided by operating activities of $135,383 during the six months ended July 5, 2015. The decrease in operating cash flows resulted primarily from the net effect of changes in working capital and other assets and liabilities and an $149,453 improvement in income from continuing operations. During the six months ended July 3, 2016, changes in working capital and other assets and liabilities used $201,694 of cash, composed of a $129,996 increase in net receivables, a $29,078 decrease in accrued compensation, a $28,273 decrease in contract loss reserve, a $26,762 increase in net inventories and a $46,098 change in other assets and liabilities, offset by a $37,323 decrease in income taxes receivable, a $12,237 increase in pension and other postretirement benefits and an $8,953 increase in accounts payable.
During the six months ended July 5, 2015, changes in working capital and other assets and liabilities used $22,674 of cash, composed of a $35,202 decrease in accrued compensation, a $26,625 decrease in contract loss reserve, a $22,130 decrease in accounts payable and a $48,115 change in other assets and liabilities, offset by a $37,369 decrease in income taxes receivable, a $34,578 decrease in net receivables, a $29,685 decrease in net inventories, and a $7,766 increase in pension and other postretirement benefits.
Investing Activities
Cash used in investing activities of continuing operations during the six months ended July 3, 2016 was $60,562, compared to cash provided by investing activities during the six months ended July 5, 2015 of $365,227. Capital expenditures during the six months ended July 3, 2016 were $60,562, compared to $77,523 during the six months ended July 5, 2015. Cash provided by investing activities during the six months ended July 5, 2015 included $253,734 of cash acquired in the Merger with Orbital and a cash dividend of $188,878 received from Vista Outdoor in conjunction with the distribution of Sporting Group.
Financing Activities
Cash used in financing activities during the six months ended July 3, 2016 was $53,796, compared to cash used in financing during the six months ended July 5, 2015 of $573,385. Cash used in financing during the six months ended July 3, 2016 consisted primarily of share purchases of $49,140 and cash dividends of $35,136, partially offset by net borrowings on our Senior Credit Facility of $30,000.
Cash used in financing activities during the six months ended July 5, 2015 consisted primarily of debt extinguishment payments of $372,758 and net payments on our Senior Credit Facility of $144,998 along with share purchases of $32,289 and cash dividends of $25,869.
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
During the six months ended July 3, 2016, we paid dividends totaling $35,136. On August 2, 2016, our Board of Directors declared a dividend of $0.30 per share payable on September 22, 2016 to holders of record on September 7, 2016. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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

Long-term Debt and Credit Facilities
As of July 3, 2016, we had outstanding total indebtedness of $1,520,000 and the potential of additional borrowings of up to $808,662 on our $1,000,000 Revolving Credit Facility, reduced for outstanding borrowings of $50,000 and letters of credit of $141,338.
Our indebtedness consisted of the following:

	July 3, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$770,000	$790,000
Revolving Credit Facility due 2020	50,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,520,000	1,490,000
Unamortized debt issuance costs:
Senior Credit Facility	5,561	6,302
5.25% Senior Notes due 2021	1,750	1,915
5.50% Senior Notes due 2023	5,564	5,947
Unamortized debt issuance costs	12,875	14,164
Long-term debt less unamortized debt issuance costs	1,507,125	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,467,125	$1,435,836
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for a detailed discussion of these borrowings.
Covenants
As of July 3, 2016, we were in compliance with all of the covenants in our debt agreements, including specified financial ratios that our Senior Credit Facility requires us to meet, as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at July 3, 2016	2.19	12.66
____________________________________________________________
(1) Not to exceed the required financial ratio.
(2) Not to be below the required financial ratio.
Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as nonrecurring or extraordinary noncash items, noncash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters.
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1 for further discussion of the covenants in our debt agreements.
Our debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants in the future and to meet and maintain the requisite financial ratios may be affected by events beyond our control.
Impact of the Restatement on Covenants
As a result of the Restatement, we were unable to timely file our Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"), as well as our Annual Report on Form 10-K for 2016. We have entered into an extension agreement with our Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under our credit agreement for filing with the SEC the 2016 Quarterly Reports, as well as an Amended Form

10-Q for the fiscal quarter ended April 3, 2016 and our Annual Report of Form 10-K for 2016. As a result of the extension, we are in compliance with our financial covenants as of the date of the filing of this Form 10-Q based on our restated financial results.
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100,000 million or 1.4 million shares. On October 29, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $250,000 million or 3.25 million shares through December 31, 2016. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We purchased 194,003 shares for $16,839 and 528,104 shares for $44,241 during the quarter and six months ended July 3, 2016, respectively, and 328,841 shares for $24,502 during the quarter and six months ended July 5, 2015.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases, and other designated restricted payments to an amount based on our net income, stock issuance proceeds, and certain other items since April 1, 2001, less restricted payments made since that date. As of July 3, 2016, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.3% and 0.7% as of July 3, 2016 and December 31, 2015, respectively. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
The following is a summary of the amounts recorded for environmental remediation:

	July 3, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(43,463)	$19,681	$(41,824)	$18,236
Unamortized discount	740	(256)	1,718	(568)
Present value amounts (payable) receivable	$(42,723)	$19,425	$(40,106)	$17,668
As of July 3, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $42,723 to $80,899.

We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 14 to the audited consolidated financial statements included in our Form 10-K/A.
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
Inflation
In management's opinion, inflation has not had a significant impact upon the results of our operations. The selling prices under contracts, the majority of which are long-term, generally include estimated costs to be incurred in future periods. These cost projections can generally be negotiated into fixed-price government and commercial contracts, while actual cost increases are recoverable on cost-type contracts.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the quarter ended July 3, 2016. For additional information, refer to Item 7A of Part II of our Form 10-K/A for the nine-month transition period ended December 31, 2015.
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
As described in Note 3, “Restatement,” of the notes to consolidated financial statements contained in Part I, Item 1, Financial Statements, in this Form 10-Q, we have restated our consolidated financial statements for the quarterly period ended July 5, 2015.
In view of the Restatement, management conducted a comprehensive and intensive review of all relevant material contracts throughout the Company. No material adjustment to the accounting for any of these contracts was required as a result of this review, nor were any circumstances similar to those at the Small Caliber Systems Division discovered.

Disclosure Controls and Procedures
As of July 3, 2016, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. We previously identified and disclosed material weaknesses in internal control over financial reporting. Management identified material weaknesses in our control environment related to (i) establishing and maintaining accounting policies and procedures related to complex transactions; and (ii) maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
These material weaknesses in our control environment contributed to material weaknesses at the control activity level where we (iii) did not design appropriate controls to ensure completeness and accuracy of purchase accounting, specifically we did not maintain controls over measurement period adjustments and controls over the calculation of acquired contracts’ percentage of completion used to recognize revenue. In addition we (iv) did not maintain controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
Also, (v) the Company did not maintain an effective control environment at our Defense Systems Group and its Small Caliber Systems Division. Specifically, the Small Caliber Systems Division did not maintain a control environment where procedures to escalate accounting issues to Defense Systems Group or Corporate management were followed, which led to the suppression of information by Small Caliber Systems Division management related to cost overruns and the override of certain controls due to pressure to achieve cost savings and maintain a targeted profit rate. This material weakness contributed to (vi) a material weakness at the Small Caliber Systems Division where the Small Caliber Systems Division did not design and maintain controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue.
As a result of these material weaknesses in our internal control over financial reporting, which were not remediated as of July 3, 2016, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 3, 2016.
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

We are performing an enterprise-wide controls improvement program for evaluation of controls across all significant locations utilizing a risk-based approach. We combined the two legacy companies’ controls frameworks and validated that where a risk of a material misstatement existed, key controls were identified to address the risk. In addition, we have taken meaningful steps to implement a number of key controls and processes to increase the oversight of the Company’s multiple businesses. We have taken the following specific remediation initiatives in response to the material weaknesses:

Control Environment

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

•
Additional accounting, controls and financial reporting personnel have been added to the Small Caliber Systems Division to take responsibility for its financial data forming part of the basis for preparation of these consolidated financial statements.

•
We are increasing communication and training to employees regarding internal control over financial reporting, disclosure controls and procedures, and emphasizing the importance of adherence to our policies and procedures.

Control Activity- Level

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

We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to material weaknesses (i), (ii), and (iv), we have not fully tested all our remediation actions to verify the effectiveness of their design or operation. While we have taken measures to strengthen our internal controls related to material weaknesses (v) and (vi), which were identified beginning in February 2017, we have not fully completed our assessment of these additional controls.

Regarding material weakness (iii), which was identified as a material weakness in our internal control over financial reporting as of December 31, 2015, we have subsequently concluded that the Company completed the design and implementation of new purchase accounting controls, which have subsequently remediated material weakness (iii) during the quarter ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting
During the quarter ended July 3, 2016 there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
While our attempts to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Part I of our Form 10-K/A for the nine-month transition period ended December 31, 2015 describes all known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
April 4 - May 1	54,388	$86.42	54,122
May 2 - May 29	73,549	86.83	50,713
May 30 - July 3	89,413	87.15	89,168
Quarter ended July 3, 2016	217,350	86.86	194,003	1,527,369
____________________________________________________________

(1)
The 217,350 shares purchased include shares purchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board approved a stock repurchase program that currently authorizes the repurchase of up to the lesser of $250,000 million or 3.25 million shares through December 31, 2016. We repurchased 194,003 shares for $16,839 during the quarter ended July 3, 2016.

(3)	The maximum number of shares that may yet be purchased under the program was calculated using the Orbital ATK closing stock price of $85.09 on July 1, 2016.
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

3(ii).1	Amended and Restated Bylaws of the Registrant, Effective May 3, 2016 (Exhibit 3.1 to Form 8-K dated May 3, 2016).

10.1	Orbital ATK, Inc. Executive Officer Incentive Plan (Effective as of May 4, 2016) (Exhibit 10.1 to Form 8-K dated May 3, 2016).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL ATK, INC.
April 4, 2017	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

April 4, 2017	By:	/s/ Garrett E. Pierce
	Name:	Garrett E. Pierce
	Title:	Chief Financial Officer
(principal financial officer)