Form 10-Q
period 2016-10-02
ORBITAL ATK, INC.
filed 2017-04-07
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 5, 2017, there were 57,653,024 shares of the registrant's common stock outstanding.

PART I— FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Quarters Ended		Nine Months Ended
(Amounts in thousands except per share data)	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
		(As Restated) (1)
Sales	$1,043,702	$1,143,246	$3,183,442	$3,217,974
Cost of sales	833,403	934,429	2,466,496	2,563,023
Gross profit	210,299	208,817	716,946	654,951
Operating expenses:
Research and development	24,887	28,666	80,418	78,698
Selling	28,099	28,137	82,140	81,549
General and administrative	66,337	65,204	195,388	268,442
Goodwill impairment	—	—	—	34,300
Gain on settlement	—	50,000	—	50,000
Income from continuing operations, before interest, income taxes and noncontrolling interest	90,976	136,810	359,000	241,962
Net interest expense	(17,614)	(24,636)	(51,193)	(61,171)
Loss on extinguishment of debt	—	—	—	(26,626)
Income from continuing operations, before income taxes and noncontrolling interest	73,362	112,174	307,807	154,165
Income taxes	13,181	37,980	79,765	61,563
Income from continuing operations, before noncontrolling interest	60,181	74,194	228,042	92,602
Less net (loss) income attributable to noncontrolling interest	(135)	147	(311)	72
Income from continuing operations of Orbital ATK, Inc.	60,316	74,047	228,353	92,530
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—	17,504
Income taxes	—	—	—	667
Income from discontinued operations	—	—	—	16,837
Net income attributable to Orbital ATK, Inc.	$60,316	$74,047	$228,353	$109,367
Basic earnings per common share from:
Continuing operations	$1.04	$1.26	$3.92	$1.69
Discontinued operations	—	—	—	0.31
Net income attributable to Orbital ATK, Inc.	$1.04	$1.26	$3.92	$2.00
Weighted-average number of common shares outstanding	57,927	58,746	58,213	54,807
Diluted earnings per common share from:
Continuing operations	$1.04	$1.25	$3.89	$1.68
Discontinued operations	—	—	—	0.30
Net income attributable to Orbital ATK, Inc.	$1.04	$1.25	$3.89	$1.98
Weighted-average number of diluted common shares outstanding	58,257	59,304	58,642	55,228
Cash dividends per common share	$0.30	$0.26	$0.90	$0.84
Comprehensive income (loss):
Net income attributable to Orbital ATK, Inc. and noncontrolling interest	$60,181	$74,194	$228,042	$109,439
Comprehensive income (Loss):
Pension and other postretirement benefit liabilities:
Reclassification of prior service credits for pension and postretirement benefit plans recorded to net income, net of tax (expense) benefit of $(12,500) and $2,691, $(7,547) and $8,258, respectively	20,215	(4,335)	12,284	(13,291)
Reclassification of net actuarial loss for pension and postretirement benefit plans recorded to net income, net of tax (expense) of $(11,146), $(14,196), $(35,578) and $(2,245), respectively	17,861	22,870	56,968	4,328
Valuation adjustment for pension and postretirement benefit plans, net of tax (expense) benefit of $0, $0, $(648) and $139,583, respectively	—	—	1,025	(224,389)
Change in fair value of derivatives, net of tax (expense) benefit of $(563), $1,896, $(2,097) and $1,276 respectively	890	(2,996)	3,315	(2,032)
Other, net of tax (expense) benefit of $(190), $55, $(292) and $93, respectively	472	(88)	1,076	(153)
Change in cumulative translation adjustment, net of tax (expense) of $(9,650)	—	—	—	(21,381)
Total other comprehensive income (loss)	39,438	15,451	74,668	(256,918)
Comprehensive income (loss)	99,619	89,645	302,710	(147,479)
Less comprehensive (loss) income attributable to noncontrolling interest	(135)	147	(311)	72
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$99,754	$89,498	$303,021	$(147,551)
(1) See Note 3 - Restatement
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in thousands except share data)	October 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$63,011	$104,032
Net receivables	1,864,826	1,670,821
Net inventories	230,087	213,212
Income taxes receivable	335	50,769
Other current assets	86,081	89,645
Total current assets	2,244,340	2,128,479
Net property, plant and equipment	769,450	761,694
Goodwill and net intangibles	1,940,635	1,975,522
Other noncurrent assets	411,667	458,000
Total assets	$5,366,092	$5,323,695
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,000	$40,000
Accounts payable	170,756	130,812
Accrued compensation	117,790	127,928
Contract loss reserve	200,569	235,841
Other current liabilities	623,465	719,854
Total current liabilities	1,152,580	1,254,435
Long-term debt	1,542,642	1,435,836
Pension and other postretirement benefits	699,162	820,834
Other noncurrent liabilities	119,974	127,152
Total liabilities	3,514,358	3,638,257
Commitments and contingencies (Notes 13 and 16)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 57,892,300 shares at October 2, 2016 and 58,729,995 shares at December 31, 2015	579	587
Additional paid-in-capital	2,173,099	2,187,940
Retained earnings	1,218,814	1,043,043
Accumulated other comprehensive loss	(711,209)	(785,908)
Common stock in treasury, at cost—11,042,724 shares held at October 2, 2016 and 10,205,029 shares held at December 31, 2015	(840,042)	(771,029)
Total Orbital ATK, Inc. stockholders' equity	1,841,241	1,674,633
Noncontrolling interest	10,493	10,805
Total equity	1,851,734	1,685,438
Total liabilities and equity	$5,366,092	$5,323,695
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Amounts in thousands)	October 2, 2016	October 4, 2015
Operating Activities
Net income	$228,042	$109,439
Net loss from discontinued operations	—	(16,837)
Income from continuing operations	228,042	92,602
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	120,251	120,816
Amortization and write-off of deferred financing costs	1,806	12,481
Fixed asset impairment	4,809	14,833
Deferred income taxes	(12,110)	(25,254)
Goodwill impairment	—	34,300
Loss on the extinguishment of debt	—	26,626
Stock-based plans expense	17,516	28,369
Other	8,641	(2,884)
Change in assets and liabilities:
Net receivables	(203,151)	19,407
Net inventories	(22,575)	36,644
Income taxes receivable	50,434	37,388
Accounts payable	39,373	32,834
Contact loss reserve	(23,754)	(37,368)
Accrued compensation	(6,902)	3,924
Pension and other postretirement benefits	(7,622)	1,693
Other assets and liabilities	(88,146)	(120,030)
Cash flows provided by operating activities of continuing operations	106,612	276,381
Cash flows provided by operating activities of discontinued operations	—	10,741
Cash flows provided by operating activities	106,612	287,122
Investing Activities
Capital expenditures	(105,535)	(104,767)
Cash acquired in Merger with Orbital	—	253,734
Cash dividend received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	188,878
Other	—	145
Cash flows (used in) provided by investing activities of continuing operations	(105,535)	337,990
Cash flows provided by investing activities of discontinued operations	—	49
Cash flows (used in) provided by investing activities	(105,535)	338,039
Financing Activities
Borrowings on revolving credit facilities	800,000	723,000
Payments on revolving credit facilities	(665,000)	(773,000)
Payment of long-term debt	(30,000)	(44,998)
Payments made to extinguish debt	—	(1,746,260)
Proceeds from issuance of debt	—	1,287,000
Payments made for debt issuance costs	—	(9,078)
Purchase of treasury shares	(94,992)	(71,585)
Dividends paid	(52,586)	(41,214)
Other	480	4,481
Cash flows used in financing activities	(42,098)	(671,654)
Effect of foreign exchange rate fluctuations on cash	—	(1,340)
Decrease in cash and cash equivalents	(41,021)	(47,833)
Cash and cash equivalents at beginning of period	104,032	112,920
Cash and cash equivalents at end of period	$63,011	$65,087
Supplemental Cash Flow Disclosures
Noncash investing and operating activity:
Capital expenditures included in accounts payable	$3,727	$5,296
Noncash financing and operating activity:
Debt issuance costs included in accounts payable	$—	$819
Treasury shares purchased included in accounts payable	$2,859	$2,159
See Notes to the Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)
1. Basis of Presentation and Responsibility for Interim Financial Statements
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. The Company's accounting policies are described in the notes to the consolidated financial statements in its Amended Transition Report on Form 10-K/A ("Form 10-K/A") for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 with the SEC. Management is responsible for the unaudited condensed consolidated financial statements included in this document. The unaudited condensed consolidated financial statements included in this document, in the opinion of management, include all adjustments necessary for a fair statement of the Company’s financial position as of October 2, 2016, its results of operations for the quarter and nine months ended October 2, 2016 and October 4, 2015 and cash flows for the nine months ended October 2, 2016 and October 4, 2015. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited financial statements included in the Form 10-K/A but does not include all of the information and footnotes required by Generally Accepted Accounting Principles ("U.S. GAAP") for complete financial statements.
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
As a result of the Distribution, Sporting Group is no longer reported within the Company's results from continuing operations but is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital have been included in the Company's condensed consolidated financial statements since the date of the Merger.
Following the Distribution and Merger, the Company reorganized its business groups and realigned its reporting segments. The Company's remaining businesses, combined with the businesses of Orbital, are now reported in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, as discussed in Note 20. The business comprising Sporting Group is presented as a discontinued operation - see Note 5.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. Certain reclassifications have been made to prior year amounts to conform to current year presentation.
This Form 10-Q should be read in conjunction with the Company's consolidated financial statements and notes included in its Form 10-K/A.
Fiscal Year Change and the presentation of the Nine Months Ended October 4, 2015. On March 10, 2015, the Company's Board of Directors approved a change in the Company's fiscal year end from March 31 to a calendar year ending on December 31 of each year. The Company's interim quarterly periods are based on 13-week periods and ending on the Sunday closest to the last calendar day of each of March, June and September. The Company filed a Transition Report on Form 10-K for the nine-month transition period ended December 31, 2015 on March 15, 2016, which was subsequently amended on February 24, 2017. Information in this document referring to the nine months ended October 4, 2015, includes the Company's restated results for the quarters ended March 31, 2015, July 5, 2015 and the quarter ended October 4, 2015 as disclosed in the Company's Form 10-K/A. Additionally, the restated results for the quarter ended March 31, 2015 were also reported in the Amended Quarterly Report on Form 10-Q for the quarter ended April 3, 2016 (filed with the SEC on April 3, 2017).
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements. In this Form 10-Q, the Company has restated its unaudited condensed consolidated statement of comprehensive income for the quarter ended October 4, 2015 as disclosed in the Company’s Form 10-K/A.
2. New Accounting Pronouncements
Accounting Standards Updates Adopted
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee's shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended April 3, 2016. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The amendments in these ASUs became effective for the Company in the quarter ended April 3, 2016. The adoption of these new standards impacted the presentation of the current and prior period debt issuance costs included in Note 12.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under the new standard, the Company expects to continue using the cost-to-cost percentage-of-completion method to recognize revenue for most of its long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. It addresses eight specific cash flows where there currently exists diversity in the way these cash flows are reported. They are (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance (COLI) Policies including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. In the absence of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.
As an example, for item (1) the cash flows will be classified as financing activities; for item (3) contingent payments made soon after the acquisition will be classified as investing activities and financing activities if made thereafter and for item (5) cash payments made to settle COLI policies will be classified as investing activities and premium payments may be classified as cash outflows for investing, operating or a combination of both.
The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires retrospective application but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is still evaluating the provisions of ASU 2016-15 and its impact on the condensed consolidated statement of cash flows.
Other new pronouncements issued but not effective for the Company until after October 2, 2016 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.
3. Restatement
In February 2017, the Company filed the Form 10-K/A to restate its consolidated financial statements for the nine-month transition period ended December 31, 2015 ("2015 transition period"), fiscal year ended March 31, 2015 ("fiscal 2015"), fiscal year ended March 31, 2014 ("fiscal 2014"), the quarters in the 2015 transition period and fiscal 2015 (the "Restatement") to correct errors primarily related to (i) the estimation of contract costs at completion on the long-term contract (the “Lake City Contract”) with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant ("LCAAP") causing a forward loss provision to not be identified timely and recorded in prior periods; and (ii) correcting the Company’s accounting policy for measurement of forward loss provisions. In this Form 10-Q, the Company restated its unaudited condensed consolidated financial statement of comprehensive income for the quarter ended October 4, 2015 for the consequential impact of these errors.
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
The Lake City Contract is within the Small Caliber Systems Division, a business unit within the Company’s Defense Systems Group, and is a fixed price contract accounted for under the percentage-of-completion revenue recognition method. The Lake City Contract was entered into in September 2012. It has an initial term of seven years plus the possibility of an award term extension of an additional three years if by July 17, 2017 the Company does not provide written notice of rejection to the U.S. Army. It is probable that the Company will provide written notice of rejection to the U.S. Army. As a result, the Restatement presents the total estimated forward loss provision for the initial seven-year term.
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
Due to the contract loss identified at the Lake City facility, the Company recognized an impairment charge for the long lived assets capitalized for the Lake City Ammunition Plant asset group in fiscal 2014. Subsequent to the impairments, costs incurred for the purchase or construction of additional long-lived assets related to this contract were expensed in the periods incurred, as such costs will not be recovered, and the depreciation expense recorded in subsequent periods was revised. The impairment charge recognized on long lived assets was $8,962, $3,576 and $2,295 in the quarters ended March 31, 2015, July 5, 2015 and October 4, 2015, respectively.
The Company corrected its accounting policy from measurement of a forward loss provision based on gross profit to measurement based on gross profit along with general and administrative costs and adjusted the previously recorded forward loss provisions. The Company's prior accounting policy for measurement of a forward loss excluded general and administrative costs from the forward loss determination resulting in an incorrect measurement of a forward loss as these costs should be included in the measurement. The aggregate impact of this correction to the contract loss reserve liability, excluding the adjustment for the Lake City Contract, was an increase of $3,061 at October 4, 2015. As part of the correction in accounting policy, the Company also reclassified certain forward loss provisions recorded in net receivables to the contract loss reserve liability.
In addition to the matters in (i) and (ii) described above, the Company also corrected for (iii) certain immaterial misstatements identified during an account review and analysis exercise.
A summary of the impact of these matters on income before income taxes and noncontrolling interest is presented below:

Increase / (Decrease) Restatement Impact
Quarter ended October 4, 2015
Lake City Contract Loss and Related Adjustments:
Sales	$(8,121)
Cost of sales	$(8,809)
Gross profit	$688
Income before interest expense, income taxes and noncontrolling interest	$688
Income before income taxes and noncontrolling interest	$688

Contract Loss Reserve Adjustment:
Sales	$—
Cost of sales	$(646)
Gross profit	$646
Income before interest expense, income taxes and noncontrolling interest	$646
Income before income taxes and noncontrolling interest	$646

Account Review and Analysis and Other:
Sales	$(2,250)
Cost of sales	$742
Gross profit	$(2,992)
Income before interest expense, income taxes and noncontrolling interest	$(2,992)
Income before income taxes and noncontrolling interest	$(2,992)

The restatement adjustments were tax effected and any tax adjustments reflected in the condensed consolidated financial statements relate entirely to the tax effect on the restatement adjustments.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The account balances labeled “As Reported” in the following table represents the amounts previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended October 4, 2015 filed on November 5, 2015 with the SEC. The columns labeled First Restatement Adjustments and Second Restatement Adjustments represent the restatement adjustments disclosed in the Transition Report on Form 10-K for the 2015 transition period previously filed with the SEC on March 15, 2016 and the restatement adjustments disclosed in the Form 10-K/A filed with the SEC in February 2017, respectively. The effects of these prior period errors on the unaudited condensed consolidated statement of comprehensive income for the quarter ended October 4, 2015 were as follows:

	Quarter Ended October 4, 2015
Consolidated Statements of Comprehensive Income (Unaudited)	As Reported	First Restatement Adjustments	Second Restatement Adjustments	As Restated
Sales	$1,134,886	$18,731	$(10,371)	$1,143,246
Cost of sales	884,734	58,408	(8,713)	934,429
Gross profit	250,152	(39,677)	(1,658)	208,817
Operating expenses:
Research and development	28,666	—	—	28,666
Selling	28,137	—	—	28,137
General and administrative	69,384	(4,180)	—	65,204
Gain on settlement	—	50,000	—	50,000
Income before interest, income taxes and noncontrolling interest	123,965	14,503	(1,658)	136,810
Interest expense, net	(24,293)	(343)	—	(24,636)
Income before income taxes and noncontrolling interest	99,672	14,160	(1,658)	112,174
Income taxes	33,123	5,487	(630)	37,980
Net income before noncontrolling interest	66,549	8,673	(1,028)	74,194
Less net income attributable to noncontrolling interest	147	—	—	147
Net income attributable to Orbital ATK, Inc.	$66,402	$8,673	$(1,028)	$74,047

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.13			$1.26
Weighted-average number of common shares outstanding	58,746			58,746
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.12			$1.25
Weighted-average number of diluted common shares outstanding	59,304			59,304
Comprehensive income attributable to Orbital ATK, Inc.	$81,853	$8,673	$(1,028)	$89,498
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
Derivative financial instruments and hedging activities—In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 8, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds four interest rate swaps with a total notional value of $300,000. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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
The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis:

	October 2, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Derivatives	$—	$3,188	$—
Liabilities
Derivatives	$—	$2,700	$—

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets
Derivatives	$—	$3,979	$—
Liabilities
Derivatives	$—	$8,353	$—
Recorded carrying amount and fair value of debt was as follows:

	October 2, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700,000	$732,750	$700,000	$712,500
Variable-rate debt	$895,000	$889,531	$790,000	$787,697
Investments in marketable securities—The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $12,383 and $12,065 as of October 2, 2016 and December 31, 2015, respectively.
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
Pursuant to the Distribution, Company stockholders received two shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements." Sales reported as discontinued operations were $186,000 for the nine months ended October 4, 2015.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Valuation of Net Assets Acquired
The following amounts represent the final determination (as of the Merger date) of the fair value of identifiable assets acquired and liabilities assumed in the Merger, including adjustments made to date during the one year measurement period from the date of the Merger:

Purchase Price:
Value of common shares issued to Orbital shareholders (1)	$1,749,323
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	8,654
Total purchase price	$1,757,977

Value of assets acquired and liabilities assumed:
Cash	$253,734
Net receivables	558,639
Net inventories	75,294
Intangibles	173,000
Property, plant and equipment	277,438
Deferred tax assets, net	64,821
Other assets	36,878
Goodwill	826,548
Accounts payable	(52,028)
Contract fair value liabilities	(130,888)
Other liabilities	(325,459)
Total purchase price	$1,757,977
_________________________________________

(1)	Equals 27.4 million Orbital ATK shares issued to Orbital shareholders multiplied by $63.94, the closing share price of the Company's common stock on the closing date of the Merger.

(2)	The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.
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
The accompanying condensed consolidated statements of comprehensive income (loss) for the nine months ended October 2, 2016 included a measurement period adjustment of $6,000 pertaining to the fair value of intangibles. All elements in the determination of the fair value of identifiable assets acquired and liabilities assumed in the Merger were completed during the quarter ended April 3, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Supplemental Pro Forma Data
The following unaudited supplemental pro forma data for the nine months ended October 4, 2015 presents condensed consolidated information as if the Merger had been completed on April 1, 2013. The pro forma results were calculated by combining the results from continuing operations of the Company with the stand-alone results of Orbital for the pre-Merger period, which were adjusted to eliminate historical sales between the companies and to account for certain costs which would have been incurred during this pre-Merger period:

Nine Months Ended October 4, 2015
Sales	$3,335,115
Income from continuing operations	$103,418
Basic per common share from continuing operations	$1.74
Diluted per common share from continuing operations	$1.73
The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

Nine Months Ended October 4, 2015
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
(3) Excluded transaction fees for advisory, legal and accounting services incurred in the nine months ended October 4, 2015.
The unaudited supplemental pro forma data above does not reflect the potential realization of cost savings related to the integration of the two companies. Further, the pro forma data should not be considered indicative of the results that would have occurred if the Merger had been completed on April 1, 2013, nor are they indicative of future results.
Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and a Transition Services Agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through March 2017 or 2018, as applicable. The supply agreements, which are priced at arms-length, expire in 2017 (powder) and 2018 (ammunition) and may be extended in one-to-three year increments. Under the terms of the TSA, the Company provided Vista Outdoor with administrative services for 12 months following the Distribution and provided tax-related services through August 31, 2016. At the option of Vista Outdoor, the Company is currently providing tax-audit related services to Vista Outdoor. Under the terms of the TSA, Vista Outdoor has this option through August 31, 2017. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the supply agreements were $58,677 and $167,788 for the quarter and nine months ended October 2, 2016, respectively; and $43,589 (as restated) and $119,956 for the quarter and for the period from the date of Distribution to October 4, 2015, respectively. Prior to the Merger, sales to Sporting Group previously reported as intercompany sales and eliminated in consolidation $13,595 for the nine months ended October 4, 2015.
6. Goodwill and Net Intangibles
The changes in the carrying amount of goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Balance, December 31, 2015	$922,991	$363,247	$542,128	$1,828,366
Measurement period adjustments	5,467	—	(1,822)	3,645
Balance, October 2, 2016	$928,458	$363,247	$540,306	$1,832,011
Goodwill recorded within Defense Systems Group is presented net of accumulated impairment losses totaling $3,700 at October 2, 2016. Goodwill recorded within Space Systems Group is presented net of accumulated impairment losses totaling $142,800 at October 2, 2016.
Net Intangibles consisted of the following:

	October 2, 2016			December 31, 2015
Amortizing intangibles:	Gross Carrying Amount	Accumulated Amortization	Net Intangibles	Gross Carrying Amount	Accumulated Amortization	Net Intangibles
Contract Backlog	$173,000	$(68,324)	$104,676	$179,000	$(36,696)	$142,304
Patented technology	11,018	(7,070)	3,948	11,018	(6,206)	4,812
Customer relationships and other	1,905	(1,905)	—	24,294	(24,254)	40
Net Intangibles	$185,923	$(77,299)	$108,624	$214,312	$(67,156)	$147,156
The contract backlog asset in the table above is being amortized as the underlying costs are recognized under the contracts. The other assets in the table above are being amortized using a straight-line method. Amortization expense related to net intangible assets was $10,821 and $32,535 for the quarter and nine months ended October 2, 2016, respectively, and $13,218 and $33,183 for the quarter and nine months ended October 4, 2015, respectively. The Company expects amortization expense related to these assets to be as follows:

	Contract Backlog	Patents	Total
Remainder of 2016	$10,543	$311	$10,854
2017	35,882	1,180	37,062
2018	25,609	1,120	26,729
2019	21,760	1,072	22,832
2020	10,882	265	11,147
Thereafter	—	—	—
Total	$104,676	$3,948	$108,624
7. Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding stock-based equity awards for each period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

In computing basic and diluted EPS for both the quarter and nine months ended October 2, 2016 and October 4, 2015, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Basic weighted-average number of shares outstanding	57,927	58,746	58,213	54,807
Dilutive common share equivalents - share-based equity awards	330	558	429	421
Diluted weighted-average number of shares outstanding	58,257	59,304	58,642	55,228
Anti-dilutive stock options excluded from the calculation of diluted shares	147	89	147	102
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
The Company entered into interest rate swaps in fiscal 2014 in order to manage interest costs and the risk associated with variable rates, whereby the Company pays a fixed rate on a total notional amount of $300,000 and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. At October 2, 2016, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by the Company's counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.
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
Outstanding commodity forward contracts that hedge forecasted commodity purchases were as follows:

Number of Pounds
Copper	11,375
Zinc	3,830
Interest rate swap agreements in order to manage interest costs and risk associated with variable interest rates were as follows:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100,000	$(574)	1.29%	0.52%	August 2017
Non-amortizing swap	$100,000	$(1,781)	1.69%	0.52%	August 2018
Non-amortizing swap	$50,000	$(9)	0.65%	0.52%	November 2016
Non-amortizing swap	$50,000	$(254)	1.10%	0.52%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Outstanding foreign currency forward contracts were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

Quantity Hedged
Euros sold	49,820
Euros purchased	3,207
Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows:

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	October 2, 2016	December 31, 2015	October 2, 2016	December 31, 2015
Commodity forward contracts	Other current assets / other current liabilities	$1,557	$—	$—	$4,445
Commodity forward contracts	Other noncurrent assets / other noncurrent liabilities	486	—	—	—
Foreign currency forward contracts	Other current assets / other current liabilities	1,126	2,875	81	1,442
Foreign currency forward contracts	Other noncurrent assets / other noncurrent liabilities	19	1,095	—	18
Interest rate contracts	Other current assets / other current liabilities	—	9	583	—
Interest rate contracts	Other noncurrent assets / other noncurrent liabilities	—	—	2,036	2,448
Total		$3,188	$3,979	$2,700	$8,353
Due to the customer contract requirements, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
Gains and losses reclassified from AOCI in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI
	Location	Amount
Quarter ended October 2, 2016
Commodity forward contracts	Cost of sales	$137
Interest rate contracts	Interest expense	$(673)
Foreign currency forward contracts	Cost of sales	$(110)
Quarter ended October 4, 2015
Commodity forward contracts	Cost of sales	$(919)
Interest rate contracts	Interest expense	$(1,011)
Foreign currency forward contracts	Cost of sales	$(834)

Nine months ended October 2, 2016
Commodity forward contracts	Cost of sales	$(3,595)
Interest rate contracts	Interest expense	$(2,179)
Foreign currency forward contracts	Cost of sales	$(74)
Nine months ended October 4, 2015
Commodity forward contracts	Cost of sales	$(3,727)
Interest rate contracts	Interest expense	$(3,041)
Foreign currency forward contracts	Cost of sales	$(10,527)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The ineffective portion of derivative instruments was not material and no derivatives were excluded from effectiveness testing during the quarter and nine months ended October 2, 2016 and October 4, 2015; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
The Company expects the remaining unrealized losses will be realized and reported in cost of sales or interest expense depending on the type of contract consistent with realized gains and losses noted in the table above. Estimated and actual gains or losses will change as market prices change.
9. Accumulated Other Comprehensive Loss ("AOCI")
The following table summarizes the components of AOCI, net of income taxes:

	October 2, 2016	December 31, 2015
Derivatives	$256	$(3,059)
Pension and other postretirement benefits	(713,986)	(784,294)
Available-for-sale securities	2,521	1,445
Total AOCI	$(711,209)	$(785,908)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

10. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	October 2, 2016	December 31, 2015
Billed receivables	$378,641	$217,522
Unbilled receivables	1,486,721	1,454,327
Less allowance for doubtful accounts	(536)	(1,028)
Net receivables	$1,864,826	$1,670,821
Receivable balances are shown net of customer progress payments received of $609,255 as of October 2, 2016 and $584,325 as of December 31, 2015.
Unbilled receivables represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date. As of October 2, 2016 and December 31, 2015, the net receivable balance includes contract-related unbilled receivables which the Company does not expect to collect within the next 12 months of $293,200 and $311,600, respectively.
11. Net Inventories
Net inventories consisted of the following:

	October 2, 2016	December 31, 2015
Raw materials	$80,767	$88,365
Contracts in process	148,987	124,315
Finished goods	333	532
Net inventories	$230,087	$213,212
12. Long-term Debt
Long-term debt consisted of the following:

	October 2, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$760,000	$790,000
Revolving Credit Facility due 2020	135,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,595,000	1,490,000
Unamortized debt issuance costs:
Senior Credit Facility	5,318	6,302
5.25% Senior Notes due 2021	1,668	1,915
5.50% Senior Notes due 2023	5,372	5,947
Unamortized debt issuance costs	12,358	14,164
Long-term debt less unamortized debt issuance costs	1,582,642	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,542,642	$1,435,836
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800,000 (the "Term Loan A") and a revolving credit facility of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

$1,000,000 (the "Revolving Credit Facility"), which mature in September 2020. The Term Loan A is subject to quarterly principal payments of $10,000, with the remaining balance due at maturity. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.5% and the current LIBOR margin is 1.5%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.33% at October 2, 2016. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee is currently 0.25%. As of October 2, 2016, the Company had borrowings of $135,000 under the Revolving Credit Facility and had outstanding letters of credit of $128,121, which reduced amounts available on the Revolving Credit Facility to $736,879. There are unamortized debt issuance costs of $6,667 associated with the former senior credit facility in addition to debt issuance costs incurred related to the new Senior Credit Facility that are being amortized to interest expense over five years, the term of the Senior Credit Facility.
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
Interest Rate Swaps
As of October 2, 2016, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 8.
Rank and Guarantees
The 5.50% Notes and the 5.25% Notes are the Company's general unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company’s existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of the Company's existing and future subordinated indebtedness and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.50% Notes and the 5.25% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by the Company. The Company, exclusive of these guarantor subsidiaries, has no independent operations or material assets. The guarantee by any Subsidiary Guarantor of the Company's obligations in respect of the 5.50% Notes and the 5.25% Notes will be released in each of the following circumstances:

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

Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows:

Remainder of 2016	$10,000
Calendar 2017	40,000
Calendar 2018	40,000
Calendar 2019	40,000
Calendar 2020	765,000
Thereafter	700,000
Total	$1,595,000
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.50% Notes and the 5.25% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.50% Notes and 5.25% Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments to an amount based on the Company's net income, stock issuance proceeds and certain other items since April 1, 2001, less restricted payments made since that date. The Senior Credit Facility allows the Company to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, would allow payments for future stock repurchases, as long as the Company maintains a certain amount of liquidity and maintains certain senior secured debt limits, with a limit, when those senior secured debt limits are not met, of $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. As of October 2, 2016, the Company was in compliance with the financial covenants.
13. Employee Benefit Plans
The components of net periodic benefit cost for pension benefits were as follows:

	Pension Benefits
	Quarter Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$4,556	$4,815	$13,645	$14,445
Interest cost	25,360	30,348	76,186	90,866
Expected return on plan assets	(40,578)	(40,117)	(121,733)	(119,867)
Amortization of unrecognized net loss	31,355	37,690	94,167	112,989
Amortization of unrecognized prior service cost	(5,151)	(5,213)	(15,453)	(15,638)
Net periodic benefit cost	15,542	27,523	46,812	82,795
Special termination benefit cost / curtailment	—	—	1,673	—
Net periodic benefit cost	$15,542	$27,523	$48,485	$82,795

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

During the nine months ended October 2, 2016, the Company recorded a settlement expense of $1,673 to recognize the impact of lump sum benefit payments made in the nonqualified supplemental executive retirement plan.
The components of net periodic benefit income for other postretirement benefits were as follows:

	Other Postretirement Benefits
	Quarter Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$—	$1	$1	$1
Interest cost	841	1,126	2,523	3,446
Expected return on plan assets	(780)	(922)	(2,405)	(2,732)
Amortization of unrecognized net loss	364	495	1,091	1,393
Amortization of unrecognized prior service cost	(1,291)	(1,813)	(3,871)	(5,706)
Net periodic benefit income	$(866)	$(1,113)	$(2,661)	$(3,598)
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning January 1, 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ forecasted cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate, resulting in lower pension expense compared to the method used prior to January 1, 2016.
Employer Contributions. During the nine months ended October 2, 2016, the Company contributed $39,500 to the pension trust. The Company also paid $4,776 to retirees in connection with its nonqualified supplemental executive retirement plan and $4,814 to retirees in connection with its other postretirement benefit plans.
During the remainder of 2016, the Company is not required to make any additional pension benefit contributions in order to meet the minimum required contributions for 2016. In addition, the Company anticipates making additional payments of approximately $692 to retirees under the nonqualified plan and $2,674 to retirees in connection with its other postretirement benefit plans during the remainder of 2016.
During the quarter ended October 2, 2016, the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The Company will contribute fixed payments to a Health Retirement Account (HRA), when applicable, for those retirees who previously had subsidized health care coverage through the Company. The contributions to the HRA account are retirees' funds to be spent on qualified health care premiums and eligible out-of pocket expenses. The plan amendment caused a remeasurement that increased the Company's funded status as of October 2, 2016 by $36,444 and will reduce expenses recorded in future periods.
14. Income Taxes
The Company's income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended October 2, 2016 and October 4, 2015 were 18.0% and 33.9% (as restated), respectively. The decrease in the rate from the quarter ended October 4, 2015 is primarily due to increased benefits from the Research and Development tax credit, the true up of prior-year taxes and settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2013 and 2014 tax returns in the quarter ended October 2, 2016.
The effective income tax rates for the nine months ended October 2, 2016 and October 4, 2015 were 25.9% and 39.9%, respectively. The decrease in the rate from the nine months ended October 4, 2015 is primarily due to the impact of goodwill impairment and nondeductible transaction costs in the nine months ended October 4, 2015, as well as increased benefits from the Domestic Manufacturing Deduction, increased Research and Development tax credits, the true up of prior-year taxes and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns partially offset by an increase in state tax expense in the nine months ended October 2, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2010. The IRS has completed the audits of the Company through fiscal 2014. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $11,176 reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income from $0 to $10,074.
15. Stock-based Compensation
The Company has 5,000,000 shares of $1.00 par value preferred stock authorized, none of which has been issued.
The Company sponsors five stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan). At October 2, 2016, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,812,847 common shares were available to be granted. No new grants will be made out of the other four plans.
During the quarter ended October 2, 2016, the Company adopted an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may purchase shares of the Company's common stock at the lesser of 85% of the fair market value of a share of common stock at the beginning or at the end of the quarterly offering period. The ESPP is compensatory and the fair value of the shares purchased is determined using the Black-Scholes option pricing model.
There are five types of awards outstanding under the Company's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock units, restricted stock and stock options. The Company issues treasury shares upon (i) the payment of performance awards, TSR awards and restricted stock units, (ii) the grant of restricted stock and (iii) the exercise of stock options.
Restricted Stock Units. Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units with vesting periods corresponding to the respective performance periods. During the nine months ended October 2, 2016, 42,935 shares were issued upon the vesting of restricted stock units for the performance period ending in 2016. As of October 2, 2016, there were 53,449 restricted stock units outstanding for the performance period ending in 2017.
Performance Awards. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted.
As of October 2, 2016, there were 81,689 shares reserved for executive officers and key employees for the performance period beginning April 1, 2015 and ending December 31, 2017. Of these shares, up to 50% will become payable only upon achievement of a financial performance goal relating to absolute earnings per share growth; and up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth.
As of October 2, 2016, there were 73,802 shares reserved for executive officers and key employees for the performance period beginning January 1, 2016 and ending December 31, 2018. Of these shares, up to 50% will become payable only upon achievement of a financial performance goal relating to return on investment of capital; and up to 50% will become payable only upon achievement of a performance goal relating to absolute sales growth.
TSR Awards. As of October 2, 2016, there were 73,802 shares and 81,689 shares reserved for TSR awards for key employees for the fiscal year 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant. There were 73,802 TSR

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

awards granted with a fair value of $87.85 per share and 3,208 TSR awards granted with a fair value of $94.93 per share during the nine months ended October 2, 2016.
Restricted Stock Awards. Restricted stock granted to non-employee directors and certain key employees totaled 160,242 shares during the nine months ended October 2, 2016. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options. Stock options are granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of the Company's stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. There were 72,328 stock options granted during the nine months ended October 2, 2016 with a weighted-average fair value of $20.53 per stock option. There were 74,543 stock options granted during the nine months ended October 4, 2015 with a weighted-average fair value of $39.44 per stock option.
Stock-based compensation expense totaled $6,317 and $17,515 in the quarter and nine months ended October 2, 2016; and $6,046 and $28,369 in the quarter and nine months ended October 4, 2015. The income tax benefit recognized for stock-based compensation was $2,182 and $6,445 during the quarter and nine months ended October 2, 2016; and $2,194 and $9,815 during the quarter and nine months ended October 4, 2015.
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
SEC Investigation.   The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's Amendment to the Form 10-K for the nine-month transition period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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
Claim Recovery.   Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $13,175 and $25,042 as of October 2, 2016 and December 31, 2015, respectively, for contract claims.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.2% and 0.7% as of October 2, 2016 and December 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
The following is a summary of the amounts recorded for environmental remediation:

	October 2, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(43,939)	$19,762	$(41,824)	$18,236
Unamortized discount	524	(179)	1,718	(568)
Present value amounts (payable) receivable	$(43,415)	$19,583	$(40,106)	$17,668
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $43,415 discounted liability as of October 2, 2016, $5,706 was recorded in other current liabilities. Of the $19,583 discounted receivable, the Company recorded $3,318 in other current assets. As of October 2, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $43,415 to $68,340.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 14 to the audited consolidated financial statements included in the Company’s Form 10-K/A.
17. Share Repurchases
On March 11, 2015, the Company's Board of Directors authorized the Company to repurchase up to the lesser of $75,000 or 1.0 million shares of its common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100,000 or 1.4 million shares of the Company's common stock. On October 29, 2015, the Board of Directors further increased the amount authorized for repurchase to the lesser of $250,000 or 3.25 million shares through December 31, 2016. On November 1, 2016, the Board of Directors further increased the amount authorized for repurchase to the lesser of $300,000 or 4.0 million shares and extended the repurchase period through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450,000 and extended the repurchase period through March 31, 2018.
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. The Company purchased 576,407 shares for $43,750 and 1,104,511 shares for $87,991 during the quarter and nine months ended October 2, 2016, respectively. The Company purchased 497,145 shares for $36,275 and 825,986 shares for $60,777 during the quarter and nine months ended October 4, 2015.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
18. Changes in Estimates
The majority of our sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method. Accounting for contracts under the percentage-of-completion method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract value, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs.
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
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $6,000 and $27,000 for the quarters ended October 2, 2016 and October 4, 2015, respectively. The changes in estimates for the quarter ended October 2, 2016 were primarily attributable to changes in scope on the Company's contracts in all segments, primarily in Flight Systems Group. The changes in estimates for the quarter ended October 4, 2015 were attributable to profit margin improvements in all segments, primarily in Flight Systems Group and Space Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $92,000 and $81,000 for the nine months ended October 2, 2016 and October 4, 2015, respectively. The changes in estimates for the nine months ended October 2, 2016 were attributable to profit margin improvements in all segments, primarily in Defense Systems Group and Flight Systems Group. The changes in estimates for the nine months ended October 4, 2015 were attributable to profit margin improvements in all segments, primarily Defense Systems Group and Flight Systems Group. Estimated costs to complete on loss contracts at October 2, 2016 and December 31, 2015 were $1,248,549 and $1,392,218, respectively.
19. Restructuring Costs
The Company had restructuring liabilities for termination benefits of $400 and $3,589 and facility-related liabilities of $19,570 and $26,154, at October 2, 2016 and December 31, 2015, respectively. The decrease in restructuring liabilities for the nine months ended October 2, 2016, was primarily attributed to cash expenditures for termination benefits and facilities.
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

•
Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, mi

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

ssile defense interceptors and target vehicles. Additionally, the group operates in the military and commercial aircraft and launch structures markets. Other products include illuminating flares and aircraft countermeasures.

•
Defense Systems Group develops and produces small-, medium-, and large-caliber ammunition, precision weapons and munitions, high performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, Missouri ("LCAAP") and a Naval Sea Systems Command ("NAVSEA") facility in Rocket Center, West Virginia. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role. Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes and defense electronics. The group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including delivering cargo to the International Space Station. This Group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

The following summarizes the Company's results by segment:

	Quarters Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
		(As Restated)
Sales to external customers:
Flight Systems Group	$360,531	$356,131	$1,081,513	$1,040,076
Defense Systems Group	451,286	440,749	1,326,076	1,355,703
Space Systems Group	231,885	346,366	775,853	822,195
Total external sales	1,043,702	1,143,246	3,183,442	3,217,974
Intercompany sales:
Flight Systems Group	2,463	7,173	9,542	42,041
Defense Systems Group	4,668	1,488	14,396	18,892
Space Systems Group	16,661	5,021	37,497	14,532
Corporate	(23,792)	(13,682)	(61,435)	(75,465)
Total intercompany sales	—	—	—	—
Total sales	$1,043,702	$1,143,246	$3,183,442	$3,217,974

Income from continuing operations, before interest, income taxes and noncontrolling interest:
Flight Systems Group	$43,886	$94,015	$151,454	$186,247
Defense Systems Group	33,066	34,299	126,437	130,778
Space Systems Group	19,347	20,986	95,766	30,293
Corporate	(5,323)	(12,490)	(14,657)	(105,356)
Total income from continuing operations, before interest, income taxes and noncontrolling interest	$90,976	$136,810	$359,000	$241,962

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Amounts in thousands except share and per share data, unless otherwise indicated)

	October 2, 2016	December 31, 2015
Total assets:
Flight Systems Group	$2,307,885	$2,223,787
Defense Systems Group	1,287,290	1,184,071
Space Systems Group	1,242,167	1,272,425
Corporate	528,750	643,412
Total assets	$5,366,092	$5,323,695
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
21. Subsequent Events
As a result of the Restatement, the Company was unable to timely file its Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"), as well as its Annual Report on Form 10-K for 2016. The Company has entered into an extension agreement with its Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under its credit agreement for filing with the SEC the 2016 Quarterly Reports, as well as an Amended Form 10-Q for the fiscal quarter ended April 3, 2016 and the Company's Annual Report on Form 10-K for 2016. As a result of the extension, the Company is in compliance with the financial covenants as of the date of the filing of this Form 10-Q based on the Company's restated financial results.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands except share and per share data and unless otherwise indicated)
Restatement of Previously Issued Consolidated Financial Statements
In this Form 10-Q, we have restated our unaudited condensed consolidated statement of comprehensive income for the quarter ended October 4, 2015 as disclosed in the Company’s Amended Transition Report on Form 10-K/A ("Form 10-K/A") for the nine-month transition period ended December 31, 2015 filed on February 24, 2017 with the SEC. This Form 10-Q is reflective of the Restatement and should be read in conjunction with the Company’s consolidated financial statements and notes included in the Form 10-K/A for the nine-month transition period ended December 31, 2015. See Note 3 - Restatement in the Notes to the Condensed Consolidated Financial Statements in Part I, Item I - Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the condensed consolidated financial statements.
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

•	the effect of the Restatement of our previously issued financial results, and any actual or unasserted claims, investigations or proceedings as a result of the Restatement,

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Part I, Item 4, Controls and Procedures, of this Form 10-Q,

•
reductions or changes in NASA or U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011 and sourcing strategies,

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which the Company may not be able to react to due to the nature of its U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose the Company to adverse consequences,

•	government laws and other rules and regulations applicable to the Company, including procurement and import-export control,

•	reduction or change in demand and manufacturing costs for military and commercial ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent commercial markets,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, Risk Factors, of the Company's Form 10-K/A. Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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
On February 9, 2015, we completed a tax-free spin-off and distribution of our former Sporting Group to our stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, we combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, we changed our name from Alliant Techsystems Inc. to Orbital ATK, Inc.
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

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.

Financial Highlights for the Quarter Ended October 2, 2016

•	Quarterly sales of $1.04 billion.

•	Diluted earnings per share of $1.04.

•	New firm and option contract bookings of $1.7 billion and option exercises of $0.3 billion under existing contracts.

•	Total backlog of $14.7 billion, at October 2, 2016.

•	Income from continuing operations, before interest, income taxes and noncontrolling interest as a percentage of sales of 8.7%.

•	Effective income tax rate of 18.0%.

•	Paid quarterly dividend of $0.30 on September 22, 2016 to stockholders of record on September 7, 2016.

•	Repurchased 576,407 shares for $43,800.
Critical Accounting Policies
The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Form 10-K/A and the same accounting policies are used in preparing the Company's interim condensed consolidated financial statements.
In preparing the consolidated financial statements, the Company follows accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
More information on these policies can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Form 10-K/A.
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
As a general note, results for the nine months ended October 2, 2016 include Orbital for the full nine months, whereas results for the nine months ended October 4, 2015 include Orbital after the Merger date of February 9, 2015.

Sales

	Quarters Ended				Nine Months Ended
	October 2, 2016	October 4, 2015	Change	Percent Change	October 2, 2016	October 4, 2015	Change	Percent Change
		(As Restated)
Flight Systems Group	$362,994	$363,304	$(310)	(0.1)	$1,091,055	$1,082,117	$8,938	0.8%
Defense Systems Group	455,954	442,237	13,717	3.1%	1,340,472	1,374,595	(34,123)	(2.5)%
Space Systems Group	248,546	351,387	(102,841)	(29.3)%	813,350	836,727	(23,377)	(2.8)%
Corporate/Eliminations	(23,792)	(13,682)	(10,110)	(73.9)%	(61,435)	(75,465)	14,030	18.6%
Total sales	$1,043,702	$1,143,246	$(99,544)	(8.7)%	$3,183,442	$3,217,974	$(34,532)	(1.1)%
Quarter:
Fluctuations in sales were driven by program-related changes within the operating segments as described below.
Flight Systems Group.    Sales were flat as higher sales of $14,400 in Aerospace Structure primarily due to increased production on composite aircraft components and increased activity in Launch Vehicles on the Commercial Resupply Services ("CRS") contract were partially offset by decreased activity in Launch Vehicles of $9,800 due to decreased activity on target vehicles and missile defense interceptors.
Defense Systems Group.    The increase was due to higher sales of $25,700 in Small Caliber Systems driven by higher volume of ammunition production and an increase of $4,500 in Missile Products primarily due to higher volume of fuze and warheads production partly offset by lower sales of $10,500 in Armament Systems due to decreased foreign sales and $7,400 in Defense Electronic due to termination of a contract.
Space Systems Group.    The decrease was due to lower sales of $21,700 in Commercial Satellites primarily due to lower contract activity, a decrease of $63,900 in Government Satellites due to decreased activity on CRS I partly offset by activity from a newly awarded CRS II contract and a decrease of $12,800 in Space Components mainly due to completion of a contract in late 2015.
Corporate.    The change in eliminations was driven primarily by higher intergroup sales.
Nine Months:
Fluctuations in sales were driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The increase was driven by higher sales volume of $30,700 in Aerospace Structure due to increased production on composite aircraft and launch vehicles components. The increase was also driven by the inclusion of Orbital's former Launch Vehicles segment, now referred to as Launch Vehicles Division, for the full nine months ended October 2, 2016; whereas, sales for the nine months ended October 4, 2015 include the results of Launch Vehicles Division beginning with the Merger. Launch Vehicles Division sales were $398,200 for the nine months ended October 2, 2016, compared to $355,500 for the nine months ended October 4, 2015. This increase was offset by decreased sales of $50,000 in Propulsion Systems primarily due to the termination of a commercial contract in 2015, as well as lower commercial rocket motor and booster production.
Defense Systems Group.   The decrease in sales was primarily due to a decrease of $76,200 in Armament Systems primarily due to lower international sales, partially offset by an increase of $35,500 in Small Caliber Systems due to higher volume of ammunition production.
Space Systems Group.    The decrease was primarily due to lower sales of $76,900 in commercial satellites due to lower contract activity and completion of a contract in early 2016 and $16,100 in space components mainly due to completion of a contract in late 2015. This decrease is partly offset by higher sales of $49,500 in government satellites due to increased activity on the newly awarded CRS II contract. The decrease is also partly offset by the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems for the full nine months ended October 2, 2016; whereas, sales for the nine months ended October 4, 2015 include the results of former Advanced Space Programs and Satellite and Space Systems beginning with the Merger.

Corporate.    The change in eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales

	Quarters Ended				Nine Months Ended
	October 2, 2016	October 4, 2015	Change	Percent Change	October 2, 2016	October 4, 2015	Change	Percent Change
		(As Restated)
Flight Systems Group	$278,045	$279,005	$(960)	(0.3)%	$812,889	$824,336	$(11,447)	(1.4)%
Defense Systems Group	379,696	366,130	13,566	3.7%	1,087,106	1,111,785	(24,679)	(2.2)%
Space Systems Group	207,751	299,664	(91,913)	(30.7)%	647,838	693,498	(45,660)	(6.6)%
Corporate/Eliminations	(32,089)	(10,370)	(21,719)	(209.4)%	(81,337)	(66,596)	(14,741)	(22.1)%
Total cost of sales	$833,403	$934,429	$(101,026)	(10.8)%	$2,466,496	$2,563,023	$(96,527)	(3.8)%
Quarter:
The fluctuation in cost of sales was driven by program-related changes within the operating segments as described below.
Flight Systems Group.    The decrease in cost of sales was primarily due to lower cost of sales of $8,300 in Launch Vehicles Division primarily due to decreased activity on target vehicles and missile defense interceptors and a slight decrease in Propulsion Systems, partly offset by higher cost of sales of $12,500 in Aerospace Structure due to higher production on composite aircraft components.
Defense Systems Group.    The increase in cost of sales was primarily due to higher cost of sales of $27,400 in Small-Caliber Systems due to higher volume of ammunition production, partly offset by lower cost of sales of $8,300 in Defense Electronics mainly due to termination of a contract and $7,900 in Armament Systems that reflected decreased foreign sales.
Space Systems Group.    The decrease in cost of sales was due to lower cost of sales of $43,500 in Government Satellites due to decreased activity on the CRS I contract, a decrease of $33,800 in Commercial Satellites due to completion of a contract in early 2016 and decreased activity in other contracts and $8,200 in Space Systems Components due to completion of a contract in late 2015.
Corporate.    Cost of sales includes amortization of intangible assets recorded in connection with the Merger and the elimination of intercompany sales.
Nine Months:
The fluctuation in cost of sales was driven by program-related changes within the operating segments and the impact of the Merger as described below.
Flight Systems Group.    The decrease was primarily due to lower cost of sales of $38,900 in Propulsion Systems due to the termination of a commercial contract in 2015. The decrease was partly offset by higher cost of sales in Aerospace Structure of $17,800 due to increased production on composite aircraft and launch vehicles components. The decrease was also partly offset by the inclusion of Orbital's former Launch Vehicles segment, now referred to as Launch Vehicles Division, for the full nine months ended October 2, 2016; whereas, sales for the nine months ended October 4, 2015 include the results of Launch Vehicles Division beginning with the Merger. Launch Vehicles Division cost of sales were $293,700 for the nine months ended October 2, 2016, compared to $278,100 for the nine months ended October 4, 2015.
Defense Systems Group.    The decrease was primarily due to lower cost of sales of $72,700 in Armament Systems due to decreased international sales, partially offset by higher cost of sales of $40,000 in Small Caliber Systems due to higher volume of ammunition production.
Space Systems Group.    The decrease in cost of sales was primarily due lower cost of sales of $49,200 on Commercial Satellites due to decreased contract activity and completion of a contract in early 2016 and a decrease of $18,200 in Space Components due to completion of a contract in late 2015. This decrease was partly offset by higher cost of sales of $40,500 in government satellites due to increased activity on the newly awarded CRS II contract and the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full nine months ended October 2, 2016; whereas, cost of sales for the nine months ended October 4, 2015 include the results of those former Orbital segments beginning with the Merger.

Corporate.    The change in corporate/eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor in the Distribution and higher amortization expense resulting from the Merger.
Operating Expenses

	Quarters Ended					Nine Months Ended
	October 2, 2016	Percent of Sales	October 4, 2015	Percent of Sales	Change	October 2, 2016	Percent of Sales	October 4, 2015	Percent of Sales	Change
			(As Restated)
Research and development	$24,887	2.4%	$28,666	2.5%	$(3,779)	$80,418	2.5%	$78,698	2.4%	$1,720
Selling	28,099	2.7%	28,137	2.5%	(38)	82,140	2.6%	81,549	2.5%	591
General and administrative	66,337	6.4%	65,204	5.7%	1,133	195,388	6.1%	268,442	8.3%	(73,054)
Goodwill impairment	—	—%	—	—	—	—	—%	34,300	1.1%	(34,300)
Total operating expenses	$119,323	11.5%	$122,007	10.7%	$(2,684)	$357,946	11.2%	$462,989	14.3%	$(105,043)
Quarter:
Operating expenses decreased $2,684 in the quarter ended October 2, 2016 compared to the quarter ended October 4, 2015 primarily due to decreased research and development expenses in Space Systems related to commercial satellites and a decrease in Flight Systems related to Antares rocket partly offset by increased research and development expenses in new rocket motors.
Nine Months:
Operating expenses decreased $105,043 in the nine months ended October 2, 2016 compared to the nine months ended October 4, 2015 primarily due to $18,000 of transaction costs pertaining to the Merger and Distribution, $17,000 of restructuring charges, a $25,000 charge related to a lawsuit settlement and a goodwill impairment charge of $34,300 in the nine months ended October 4, 2015. These decreases were partially offset by an increase in research and development.
Income from Continuing Operations, Before Interest, Income Taxes and Noncontrolling Interest

	Quarters Ended			Nine Months Ended
	October 2, 2016	October 4, 2015	Change	October 2, 2016	October 4, 2015	Change
		(As Restated)
Flight Systems Group	$43,886	$94,015	$(50,129)	$151,454	$186,247	$(34,793)
Defense Systems Group	33,066	34,299	(1,233)	126,437	130,778	(4,341)
Space Systems Group	19,347	20,986	(1,639)	95,766	30,293	65,473
Corporate/Eliminations	(5,323)	(12,490)	7,167	(14,657)	(105,356)	90,699
Total	$90,976	$136,810	$(45,834)	$359,000	$241,962	$117,038
Quarter:
The fluctuations in income from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The decrease in income was primarily due to a gain in 2015 from a $50,000 settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract in 2015.
Defense Systems Group.    The decrease was due a change in product mix in Small Caliber Systems and Missile Products and lower sales in Armament Systems and increased research and development costs related to advanced ammunition projects.
Space Systems Group.    The decrease in income was primarily due to lower sales in Commercial Satellites and Space Components.

Corporate.    Results reflect unallocated expenses incurred for administrative functions that are performed centrally at the corporate headquarters, amortization of intangible assets recorded in connection with the Merger and the elimination of intercompany profits.
Nine Months:
The fluctuations in income (loss) from continuing operations, before interest, income taxes and noncontrolling interest are described as follows:
Flight Systems Group.    The decrease in income was primarily due to a gain in 2015 from a $50,000 settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract in 2015 and termination of a commercial contract in 2015. The decrease was partially offset by the impact of a favorable change in estimated profit adjustment on contracts and the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles Division, for the full nine months ended October 2, 2016; whereas, income for the nine months ended October 4, 2015 included the results of the Launch Vehicles Division only after the Merger Date.
Defense Systems Group.    The decrease in income was primarily due to lower sales in Armament Systems and Defense Electronic, partly offset by higher sales in Small Caliber Systems and Missile Products and the impact of a favorable change in estimated profit adjustment on contracts for the nine months ended October 2, 2016 compared to the nine months ended October 4, 2015.
Space Systems Group.    The increase in income was primarily due to the inclusion of Orbital's former Advanced Space Programs and Satellite and Space Systems segments for the full nine months ended October 2, 2016; whereas, income for the nine months ended October 4, 2015 included the results of those former Orbital segments only after the Merger. The increase was also due to the impact of favorable changes in estimated contract profit in the nine months ended October 2, 2016, compared to unfavorable changes in estimated contract profit in the nine months ended October 4, 2015. In addition, income increased due to a goodwill impairment charge of $34,300 for the nine months ended October 4, 2015.
Corporate.    The decrease in corporate expenses for the nine months ended October 2, 2016 compared to the nine months ended October 4, 2015 was largely driven by $18,000 of transaction costs pertaining to the Merger and Distribution, $17,000 of restructuring charges and a $25,000 charge related to a lawsuit settlement in the nine months ended October 4, 2015, reduced eliminations during the nine months ended October 2, 2016 driven primarily by lower intergroup sales from Defense Systems Group due to the spin-off of Vista Outdoor in the Distribution, partially offset by higher amortization expense in the nine months ended October 2, 2016 resulting from the Merger.
Changes in Estimates. The majority of the Company's sales are accounted for as long-term contracts, which are accounted for using the percentage-of-completion method. Accounting for contracts under percentage-of-completion requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract value, costs or profits are recognized using the cumulative catch-up method of accounting. This method recognizes in the current period the cumulative effect of the changes on current or prior periods. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $6,000 and $27,000 for the quarters ended October 2, 2016 and October 4, 2015, respectively. The changes in estimates for the quarter ended October 2, 2016 were primarily attributable to changes in scope on our contracts in all segments, primarily in Flight Systems Group. As disclosed in our Form 10-Q for the quarter ended July 3, 2016, $19,000 of net changes in contract estimates occurring during the quarter ended October 2, 2016 were recorded in the quarter ended July 3, 2016 due to the timing of issuance of those financial statements. The changes in estimates for the quarter ended October 4, 2015 were attributable to profit margin improvements in all segments, primarily in Flight Systems Group and Space Systems Group.
Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $92,000 and $81,000 for the nine months ended October 2, 2016 and October 4, 2015, respectively. The changes in estimates for the nine months ended October 2, 2016 were attributable to profit margin improvements in all segments, primarily in Defense Systems Group and Flight Systems Group. The changes in estimates for the nine months ended October 4, 2015 were attributable to profit margin improvements in all segments, primarily Defense Systems Group and Flight Systems Group.
Net Interest Expense
Net interest expense for the quarter ended October 2, 2016 was $17,614, a decrease of $7,022 compared to $24,636 in the quarter ended October 4, 2015. Net interest expense for the nine months ended October 2, 2016 was $51,193, a decrease of $9,978 compared to $61,171 in the nine months ended October 4, 2015. The decrease in the quarter and nine months ended October 2, 2016 compared to October 4, 2015 was primarily due to accelerated amortization of deferred debt issuance costs related to refinancing our debt during the quarter ended October 4, 2015.
Income Taxes (from Continuing Operations)

	Quarters Ended					Nine Months Ended
	October 2, 2016	Effective Rate	October 4, 2015	Effective Rate	Change	October 2, 2016	Effective Rate	October 4, 2015	Effective Rate	Change
			(As Restated)
Income taxes	$13,181	18.0%	$37,980	33.9%	$(24,799)	$79,765	25.9%	$61,563	39.9%	$18,202
Quarter:
The effective income tax rates for the quarters ended October 2, 2016 and October 4, 2015, were 18.0% and 33.9%, respectively. The decrease in the rate from the quarter ended October 4, 2015 is primarily due to increased benefits from the Research and Development tax credit, the true up of prior-year taxes, and settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2013 and 2014 tax returns in the quarter ended October 2, 2016.
Nine Months:
The effective income tax rates for the nine months ended October 2, 2016 and October 4, 2015 were 25.9% and 39.9%, respectively. The decrease in the rate from the nine months ended October 4, 2015 is primarily due to the impact of goodwill impairment and nondeductible transaction costs in the nine months ended October 4, 2015, as well as increased benefits from the Domestic Manufacturing Deduction, increased Research and Development tax credits, the true up of prior-year taxes and settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns partially offset by an increase in state tax expense in the nine months ended October 2, 2016.
Income From Continuing Operations, Before Noncontrolling Interest
Net income from continuing operations before noncontrolling interest for the quarter ended October 2, 2016 was $60,181, a decrease of $14,013 compared to $74,194 in the quarter ended October 4, 2015. The decrease was due to a $50,000 gain on settlement with a supplier pertaining to the Antares rocket used in the CRS I contract in 2015.
Net income from continuing operations before noncontrolling interest for the nine months ended October 2, 2016 was $228,042, an increase of $135,440 compared to $92,602 in the nine months ended October 4, 2015. Net income (loss) from continuing operations before noncontrolling interest was lower in the nine months ended October 4, 2015 due to lower gross profit, higher general and administrative expenses, a goodwill impairment of $34,300, loss on extinguishment of debt of $26,600, and higher interest expense, partly offset by a gain on settlement of $50,000 with a supplier pertaining to the Antares rocket used in the CRS I contract in 2015.
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

Cash Flow Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows:

	Nine Months Ended
	October 2, 2016	October 4, 2015
Cash provided by operating activities of continuing operations	$106,612	$276,381
Cash (used in) provided by investing activities of continuing operations	(105,535)	337,990
Cash used in financing activities of continuing operations	(42,098)	(671,654)
Net cash flows from continuing operations	$(41,021)	$(57,283)
Operating Activities
Cash provided by operating activities of continuing operations during the nine months ended October 2, 2016 was $106,612, compared to cash provided by operating activities of $276,381 during the nine months ended October 4, 2015. The decrease in operating cash flows resulted primarily from the net effect of changes in working capital and other assets and liabilities partially offset by $135,440 improvement in the income from continuing operations. During the nine months ended October 2, 2016, changes in working capital and other assets and liabilities used $262,343 of cash, comprised primarily of a $203,151 increase in net receivables, a $22,575 increase in net inventories, a $23,754 decrease in contract loss reserve, a $6,902 decrease in accrued compensation, a $7,622 decrease in pension and other postretirement benefits and a $88,146 change in other assets and liabilities, offset by a $50,434 decrease in income taxes receivable and a $39,373 increase in accounts payable.
During the nine months ended October 4, 2015, changes in working capital and other assets and liabilities used $25,508 of cash, comprised primarily of a $37,368 decrease in contract loss reserve and an $120,030 change in other assets and liabilities, offset by $37,388 decrease in income taxes receivable, a $36,644 decrease in net inventories, a $32,834 increase in accounts payable, a $19,407 decrease in net receivables, a $3,924 increase in accrued compensation and a $1,693 increase in pension and other postretirement benefits.
Investing Activities
Cash used in investing activities of continuing operations during the nine months ended October 2, 2016 was $105,535, compared to cash provided by investing activities during the nine months ended October 4, 2015 of $337,990. Capital expenditures during the nine months ended October 2, 2016 were $105,535, compared to $104,767 during the nine months ended October 4, 2015. Cash provided by investing activities during the nine months ended October 4, 2015 included $253,734 of cash acquired in the Merger with Orbital and a cash dividend of $188,878 received from Vista Outdoor in conjunction with the distribution of Sporting Group.
Financing Activities
Cash used in financing activities during the nine months ended October 2, 2016 was $42,098, compared to cash used in financing activities during the nine months ended October 4, 2015 of $671,654. Cash used in financing activities during the nine months ended October 2, 2016 consisted primarily of share repurchases of $94,992 and cash dividends of $52,586, partially offset by net borrowings on our Senior Credit Facility of $105,000.
Cash used in financing activities during the nine months ended October 4, 2015 consisted primarily of debt extinguishment payments of $1,746,260 and net payments on our Senior Credit Facility of $94,998 along with share purchases of $71,585 and cash dividends of $41,214, partially offset by cash provided of $1,287,000 from issuance of debt.
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
During the nine months ended October 2, 2016, we paid dividends totaling $52,586. On November 1, 2016, our Board of Directors declared a dividend of $0.30 per share payable on December 1, 2016 to holders of record on November 16, 2016. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
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
Long-term Debt and Credit Facilities
As of October 2, 2016, we had outstanding total indebtedness of $1,595,000 and the potential of additional borrowings of up to $736,879 on our $1,000,000 Revolving Credit Facility, reduced for outstanding borrowings of $135,000 and letters of credit of $128,121.
Our outstanding indebtedness consisted of the following:

	October 2, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$760,000	$790,000
Revolving Credit Facility due 2020	135,000	—
5.25% Senior Notes due 2021	300,000	300,000
5.50% Senior Notes due 2023	400,000	400,000
Principal amount of long-term debt	1,595,000	1,490,000
Unamortized debt issuance costs:
Senior Credit Facility	5,318	6,302
5.25% Senior Notes due 2021	1,668	1,915
5.50% Senior Notes due 2023	5,372	5,947
Unamortized debt issuance costs	12,358	14,164
Long-term debt less unamortized debt issuance costs	1,582,642	1,475,836
Less: Current portion of long-term debt	40,000	40,000
Long-term debt	$1,542,642	$1,435,836
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1, Financial Statements, for a detailed discussion of these borrowings.
Covenants
As of October 2, 2016, our specified financial ratios that our Credit Agreement requires us to meet are as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at October 2, 2016	2.46	15.08
____________________________________________________________
(1) Not to exceed the required financial ratio.
(2) Not to be below the required financial ratio.
Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100,000 of cash, divided by Covenant EBITDA (which includes adjustments for items such as nonrecurring or extraordinary noncash items, noncash charges related to stock-based compensation and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters.
See Note 12 "Long-term Debt" to the condensed consolidated financial statements in Part I, Item 1, Financial Statements, for further discussion of the covenants in our debt agreements.
Our debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement could cause a default under other debt agreements as well. Our ability to comply with these covenants in the future and to meet and maintain the requisite financial ratios may be affected by events beyond our control.
Impact of the Restatement on Covenants
As a result of the Restatement, we were unable to timely file our Quarterly Reports on Form 10-Q with the SEC for the fiscal quarters ended July 3, 2016 and October 2, 2016 ("the 2016 Quarterly Reports"), as well as our Annual Report on Form 10-K for 2016. We have entered into an extension agreement with our Senior Credit Facility lender group to extend, until April 14, 2017, the deadline under our credit agreement for filing with the SEC the 2016 Quarterly Reports, as well as an Amended Form 10-Q for the fiscal quarter ended April 3, 2016 and our Annual Report on Form 10-K for 2016. As a result of the extension, we are in compliance with the financial covenants as of the date of the filing of this Form 10-Q based on the Company's restated financial results.
Share Repurchases
On March 11, 2015, our Board of Directors authorized us to repurchase up to the lesser of $75 million or 1.0 million shares of our common stock through December 31, 2015. On August 4, 2015, the Board of Directors increased the amount authorized for repurchase to the lesser of $100 million or 1.4 million shares. On October 29, 2015, the Board of Directors further increased the amount authorized for repurchase to the lesser of $250 million or 3.25 million shares through December 31, 2016. On November 1, 2016, the Board of Directors further increased the amount authorized for repurchase to the lesser of $300,000 or 4.0 million shares and extended the repurchase period through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450,000 and extended the repurchase period through March 31, 2018. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We purchased 576,407 shares for $43,750 and 1,104,511 shares for $87,991 during the quarter and nine months ended October 2, 2016, respectively, and 497,145 shares for $36,275 and 825,986 shares for $60,777 during the quarter and nine months ended October 4, 2015.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during the quarter ended March 31, 2015.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments to an amount based on our net income, stock issuance proceeds and certain other items since April 1, 2001, less restricted payments made since that date. As of October 2, 2016, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250,000 plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met.
Contractual Obligations and Commercial Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in our Form 10-K/A.
Contingencies
Environmental Liabilities.  Our operations and ownership or use of real property are subject to a number of federal, state, and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites and restoration of damage to the environment. At certain sites that we own or operate or formerly owned or operated, there is known or potential contamination that we are required to investigate or remediate. We could incur substantial costs, including remediation costs, resource restoration costs, fines and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or noncompliance with environmental permits.

The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.2% and 0.7% as of October 2, 2016 and December 31, 2015, respectively. Our discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent. The following is a summary of the amounts recorded for environmental remediation:

	October 2, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(43,939)	$19,762	$(41,824)	$18,236
Unamortized discount	524	(179)	1,718	(568)
Present value amounts (payable) receivable	$(43,415)	$19,583	$(40,106)	$17,668
As of October 2, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $43,415 to $68,340.
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 14 to the audited consolidated financial statements included in our Form 10-K/A for the nine month transition period ended December 31, 2015.
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
Other Contingencies. We are also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A, Risk Factors, of Part I of our Form 10-K/A.
New Accounting Pronouncements
See Note 2 to the unaudited condensed consolidated financial statements in Item 1 of Part I, Financial Statements, of this report.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the quarter ended October 2, 2016. For additional information, refer to Item 7A of Part II of our Form 10-K/A for the nine-month transition period ended December 31, 2015.
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
As described in Note 3, “Restatement,” of the notes to consolidated financial statements contained in Part I, Item 1, Financial Statements, in this Form 10-Q, we have restated our consolidated financial statements for the quarterly period ended October 4, 2015.
In view of the Restatement, management conducted a comprehensive and intensive review of all relevant material contracts throughout the Company. No material adjustment to the accounting for any of these contracts was required as a result of this review, nor were any circumstances similar to those at the Small Caliber Systems Division discovered.
Disclosure Controls and Procedures
As of October 2, 2016, management of the Company, with the participation of its CEO and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures. We previously identified and disclosed material weaknesses in internal control over financial reporting. Management identified material weaknesses in our control environment related to (i) establishing and maintaining accounting policies and procedures related to complex transactions; and (ii) maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
These material weaknesses in our control environment contributed to material weaknesses at the control activity level where we (iii) did not design appropriate controls to ensure completeness and accuracy of purchase accounting, specifically we did not maintain controls over measurement period adjustments and controls over the calculation of acquired contracts’ percentage-of-completion used to recognize revenue. In addition we (iv) did not maintain controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
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
As a result of these material weaknesses in our internal control over financial reporting, which were not remediated as of October 2, 2016, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 2, 2016.
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

Control Environment

•
We evaluated our accounting organization and augmented our team with additional professionals with the appropriate levels of accounting and controls knowledge, experience and training. Our evaluation included benchmarking key accounting functions and resulted in the identification of a number of areas where the team needed to be augmented. As a result of this evaluation in the second and third quarters of fiscal 2016, we hired 11 additional accounting and controls professionals in key areas of technical accounting, general accounting oversight, business unit accounting, external reporting and controls. Each of these 11 new professionals is a CPA and 9 of the 11 have experience with a “Big 4” accounting firm. We will continue to evaluate our accounting organization and augment the team as appropriate.

•	We revised our accounting policy for loss contracts to include general and administrative costs in the measurement of loss contracts.

•	We designed an enterprise-wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures during the quarter ended October 2, 2016.

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

•
We revised our account reconciliation policy and controls, including the timing of reconciliations, thresholds for review and the process for resolving reconciling items during the quarter ended October 2, 2016. We continue to monitor the reconciliation control execution and will make further changes as necessary. In addition, we implemented an enhanced company-wide balance sheet review process during the quarter ended October 2, 2016 to perform a more detailed analysis of accounts, including balance composition, fluctuation and trend analysis, which is performed at a segment level.

•
We completed a detailed review of the Lake City Contract and the underlying estimates for its percentage-of-completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates going forward.

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

Changes in Internal Control over Financial Reporting
The remediation efforts implemented during the quarter ended October 2, 2016, described in the Remediation Efforts to Address Material Weaknesses section above, were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended October 2, 2016.

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
SEC Investigation.   The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's Amendment to the Form 10-K for the nine-month transition period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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

ITEM 1A.    RISK FACTORS
While our attempts to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, Risk Factors, of Part I of our Amended Transition Report on Form 10-K/A for the nine-month transition period ended December 31, 2015, describes all known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (3)
July 4 - July 31	99,188	$86.05	54,584
August 1 - August 28	198,775	74.31	198,569
August 29 - October 2	323,782	75.29	323,254
Quarter ended October 2, 2016	621,745	76.69	576,407	1,130,966
____________________________________________________________

(1)
The 621,745 shares purchased include shares purchased during the quarter and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016. We repurchased 576,407 shares for $43,750 during the quarter ended October 2, 2016.

(3)	The maximum number of shares that may yet be purchased under the program was calculated using the Orbital ATK closing stock price of $76.23 on September 30, 2016.
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

3(i).1	Restated Certificate of Incorporation of the Registrant, effective August 3, 2016.

3(i).2	Certificate of Elimination of Series A Junior Participating Preferred Stock of the Registrant dated August 3, 2016 (Exhibit 3.1 to Form 8-K dated August 3, 2016).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITAL ATK, INC.
April 7, 2017	By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

April 7, 2017	By:	/s/ Garrett E. Pierce
	Name:	Garrett E. Pierce
	Title:	Chief Financial Officer
(principal financial officer)