Form 10-K
period 2016-12-31
ORBITAL ATK, INC.
filed 2017-04-28
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At July 1, 2016, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $4.924 billion (based upon the closing price of the common stock on the New York Stock Exchange on July 1, 2016).
At April 21, 2017, there were 57,721,899 shares of the registrant's voting common stock outstanding.

PART I
EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT
Our prior fiscal year was a nine-month transition period from April 1, 2015 through December 31, 2015 as a result of changing our fiscal year end date from March 31 to December 31. All fiscal years after December 31, 2015 are for the calendar twelve months ended December 31. We sometimes refer in this report to the period beginning January 1, 2016 and ending on December 31, 2016 as “calendar 2016" or "2016.” We refer in this report to the period beginning on April 1, 2015 and ending on December 31, 2015 as the “2015 transition period.” We refer in this report to the period beginning on April 1, 2014 and ending on March 31, 2015 as “fiscal 2015,” the period beginning on April 1, 2013 and ending on March 31, 2014 as “fiscal 2014,” and the period beginning on April 1, 2012 and ending on March 31, 2013 as “fiscal 2013."
ITEM 1.    BUSINESS
Orbital ATK, Inc. (the "Company," "we," "us" or "our") is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations, prime contractors and other customers. Our main products include launch vehicles and related propulsion systems; satellites and associated components and services; composite aerospace structures; tactical missiles, subsystems and defense electronics; and precision weapons, armament systems and ammunition. We are headquartered in Dulles, Virginia and have operating locations throughout the United States. We were incorporated in Delaware in 1990.
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
Flight Systems Group is well-positioned in its markets, as follows:

•	leading provider of small- and medium-class space launch vehicles for civil, military and commercial missions,

•	major supplier of interceptor boosters and target vehicles for missile defense applications,

•	premier producer of solid rocket propulsion systems and specialty energetic products, and

•	manufacturer of composite structures for commercial and military aircraft and launch vehicles.
Defense Systems Group is also well-positioned in its markets, as follows:

•	leader in propulsion and controls for air-, sea- and land-based tactical missiles and missile defense interceptors, as well as fuzing and warheads for tactical missiles and munitions,

•	supplier of advanced defense electronics for next-generation strike weapon systems, missile-warning and aircraft survivability systems and special-mission aircraft,

•	leading producer of medium- and large-caliber ammunition, medium-caliber gun systems and precision munitions guidance kits, and

•	leading U.S. producer of small-caliber ammunition.
Space Systems Group is also well-positioned in its markets, as follows:

•	leading provider of small- and medium-class commercial satellites used for global communications and high-resolution Earth imaging,

•	leading provider of small- and medium-class spacecraft that perform scientific research and national security missions for government customers,

•	provider of commercial cargo delivery services to the International Space Station ("ISS") and developer of advanced space systems, and

•	premier provider of spacecraft components and subsystems and specialized technical services.
Sales; income (loss) from continuing operations, before interest, income taxes, and noncontrolling interest; and other financial data for each segment for the year ended December 31, 2016, nine months ended December 31, 2015, and year ended March 31, 2015, respectively are set forth in Note 19, Operating Segment Information, to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this report.
Flight Systems Group
Flight Systems Group develops launch vehicles that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The Group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, the Group operates in the military and commercial aircraft and launch structures markets.
The following is a description of the operating units ("divisions") within Flight Systems Group:
Launch Vehicles Division
The Launch Vehicles division includes both small- and medium-class rockets for government, civil and commercial payloads. Our innovative Pegasus® rocket is launched from our "Stargazer" L-1011 carrier aircraft and has proven to be the small space-launch workhorse for U.S. government and commercial customers. Our Minotaur-C launch vehicle combines our Pegasus upper-stage motors with a commercially-provided first stage propulsion system for increased performance. Our Minotaur I, IV and V rockets combine decommissioned Minuteman and Peacekeeper rocket motors with our proven upper stage motors, avionics and fairings to provide increased lifting capacity for government-sponsored payloads.
The division's Antares rocket is a two-stage vehicle (with optional third stage) that provides low-Earth orbit ("LEO") launch capability for payloads weighing over 7,000 kg. The Antares rocket has been used in the execution of our Commercial Resupply Services ("CRS-1") contract with the National Aeronautics and Space Administration ("NASA") to deliver cargo to the International Space Station. The Antares design has been upgraded with RD-181 first stage engines to provide greater payload performance and increased reliability, and we currently have one confirmed launch of the reconfigured Antares rocket in 2017, with a potential for a second launch late in 2017 both in connection with the CRS-1 contract, and additional missions through 2024 under the CRS-1 contract and the follow-on CRS-2 contract.
The division also is an industry-leading provider of suborbital launch vehicles for the nation's missile defense systems for the U.S. Missile Defense Agency, the U.S. Air Force, Army and Navy, and allied nations. Additionally, the division is the sole provider of interceptor boosters for the U.S. Missile Defense Agency's Ground-based Midcourse Defense ("GMD") system designed to intercept and destroy long-range enemy missiles. We are also a primary supplier of highly-reliable target vehicles that serve as "threat simulators" to provide high-fidelity facsimiles of enemy missile threats in the testing and verification of missile defense systems.
Propulsion Systems Division
The Propulsion Systems division is the development and production center for solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the launch abort system ("LAS") motor for the Orion crew capsule that is designed to safely pull the crew capsule away from the launch vehicle in the event of an emergency during launch.
The division also produces medium-class solid rocket motors for the U.S. Navy's Trident II ("D5") Fleet Ballistic Missile program and conducts solid rocket propulsion sustainment activities for the U.S. Air Force's Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence program. Additional solid rocket motors being produced by the division include GEM 60 motors for the Delta IV, Orion® motors for our Pegasus and Minotaur launch vehicles and U.S. Missile Defense Agency targets, and CASTOR® motors for our Antares rocket and Minotaur-C rocket. The division supplies Orion® motors for all three stages of the GMD system, as well as other Orbital ATK launch vehicles. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.

Aerospace Structures Division
The Aerospace Structures division is a provider of advanced composite aircraft components for military and commercial aircraft manufacturers, using highly automated composite fabrication techniques, including automated fiber placement and stiffener forming processes. The division provides a wide variety of composite parts for the F-35 Lightning II Joint Strike Fighter, a fifth-generation fighter aircraft for the U.S. military and its allies. It also provides composite radomes and apertures for a number of military aircraft and provides wing stiffeners for the A400M military transport aircraft. The division provides very large fiber-placed and hand lay-up structures for the Antares, Atlas and Delta launch vehicles, and filament-wound composite cases for solid rocket motors and composite overwrapped pressure vessels.
The division has a commercial aerospace composites center of excellence facility in Clearfield, Utah to support its commercial aerospace customers, including Airbus, Rolls Royce and Boeing. The division is under contract to produce the majority of the composite fuselage stringers and frames for the Airbus A350 XWB wide-body passenger jetliner. Additional major commercial programs include a contract with Rolls Royce to produce the aft fan case for the Trent XWB engine, which is used to power the Airbus A350 aircraft, and a contract to produce composite frames for the Boeing 787-9 and 787-10 commercial aircraft.
Defense Systems Group
Defense Systems Group develops and produces small-, medium- and large-caliber ammunition, precision weapons and munitions, high-performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, Missouri and a Naval Sea Systems Command facility in Rocket Center, West Virginia. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role. Defense Systems Group also provides propulsion control systems that support Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes and defense electronics.  The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.
The following is a description of the divisions within Defense Systems Group:
Armament Systems Division
The Armament Systems division is home to our precision weapons and medium- and large-caliber ammunition programs, including advanced precision munition programs. The division is under contract to develop the U.S. Army's new multi-purpose tank round and currently produces the Precision Guidance Kit for 155mm artillery. The division also produces the family of medium-caliber Bushmaster® chain guns and is a global systems designer and producer of medium-caliber ammunition for integrated gun systems. These gun systems are used on a variety of ground combat vehicles, helicopters and naval vessels, including the Bradley Fighting Vehicle, the Light Armored Vehicle, coastal patrol craft and Apache helicopters. New products include a link-fed variant of the Apache gun system for ground and naval applications. Armament Systems also leads Defense Systems Group's international co-production efforts and provides munitions support to allied nations.
Defense Electronic Division
The Defense Electronic division provides customers with advanced capabilities for offensive and defensive electronic warfare and specializes in weaponized airborne intelligence, surveillance and reconnaissance platforms and advanced anti-radiation homing missile systems, special-mission aircraft, missile warning systems and mission support equipment. Key programs include the AARGM missile used by the U.S. Navy and NATO militaries, and AAR-47 missile warning system used by U.S. and allied fixed and rotor-wing aircraft to defeat incoming missile threats. The division also provides special-mission aircraft that integrate sensors, fire control software, gun systems and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance and security missions.
Missile Products Division
The Missile Products division provides customers with high-performance tactical solid rocket motor propulsion for a variety of surface- and air-launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division also produces warheads, fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons, including the Hard Target Void Sensing Fuze. The division produces metal components for various medium-caliber ammunition and 120mm tank ammunition, and also produces specialty composite and ceramic structures used on military platforms and in energy applications. The division provides customers with the third-stage propulsion on the Standard Missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters, and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. It also continues to operate our New River Energetics facility located on the Radford Army Ammunition Plant in Radford, Virginia, which provides load, assembly, and pack of medium caliber munitions; and propellants and powders for the canister and commercial markets, individual re-loaders, and original equipment manufacturers.
Small Caliber Systems Division
The Small Caliber Systems division via operating the U.S. Army Lake City Ammunition Plant is the largest producer of small-caliber ammunition in the U.S., covering 5.56, 7.62 and .50 caliber rounds. The division also provides non-NATO ammunition to the U.S. Army for use by allied forces. The division also provides commercial ammunition to Vista Outdoor. Since 2000, the Company has operated and modernized the Lake City Army Ammunition Plant.
Space Systems Group
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including delivering cargo to the International Space Station ("ISS"). This Group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.
The following is a description of the divisions within Space Systems Group:
Commercial Satellites Division
The Commercial Satellites division develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting and to collect imagery and other remotely-sensed data about the Earth. Our GEOStar™ -2 and -3 geostationary Earth orbit ("GEO") satellites are among the industry's best-selling small- and medium-class communications satellites for 2 to 8 kilowatt missions. The world's leading satellite communications service providers rely on our lower-cost, highly reliable GEOStar satellites for their broadband, television broadcasting, mobile communications, business data networks and other telecommunications missions. We are also an industry pioneer in the design and production of commercial imaging satellites, as well as in the incorporation of civil and military hosted payloads on our commercial spacecraft.
Government Satellites Division
The Government Satellites division develops and produces small- and medium-class satellites that conduct space-related scientific research, including astrophysics, earth science/remote sensing and heliophysics, carry out interplanetary and other deep-space exploration missions, and demonstrate new space technologies. The division also designs and produces small- and medium-class satellites used for national security space programs. The division also provides human-rated space systems for Earth-orbit and deep-space exploration, including cargo missions to the ISS under the CRS-1 program using the Cygnus spacecraft. We are currently under contract to deliver cargo to the ISS through 2019, and were awarded a follow-on CRS-2 contract to provide additional cargo missions starting in 2019.
Space Components Division
The Space Components division is a major supplier of satellite mechanical components and structural assemblies for a wide variety of commercial, civil and defense spacecraft. The division has strong market positions in spacecraft composite primary and secondary structures, satellite fuel and oxidizer tanks, precision payload structures, solar power arrays, deployable structures and thermal control systems.
Technical Services Division
The Technical Services division provides a full spectrum of cost-effective engineering, manufacturing and program management services to NASA and other civil government and military space agencies. The division manages high-profile NASA science programs, including its scientific sounding rocket and high-altitude balloon activities.
Customers
Our sales have come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors, and from major domestic and international commercial satellite operators, international customers including foreign military sales contracted through the U.S. Government and aircraft manufacturers. As the various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA and the U.S. Air Force, make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Sales by customer, as a percentage of total sales, were as follows:

	Percentage of Sales
	Year Ended	Nine Months Ended	Year Ended
	December 31, 2016	December 31, 2015	March 31, 2015
Sales to:
U.S. Army	17%	15%	26%
U.S. Navy	12	11	15
NASA	27	23	13
U.S. Air Force	4	4	7
Other U.S. Government customers	16	17	14
Total U.S. Government customers	76	70	75
Commercial and foreign customers	24	30	25
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors were as follows (dollars in millions):

Period	U.S. Government Sales	Percentage of Sales
Year ended December 31, 2016	$3,368	76%
Nine months ended December 31, 2015	$2,359	70%
Year ended March 31, 2015	$2,332	75%
The Company's CRS contracts with NASA, which are reported within its Flight Systems Group and Space Systems Group, comprised 5% and 10% of total sales in the year ended December 31, 2016 and the 2015 transition period, respectively. The Company's small-caliber ammunition contract with the U.S. Army, which is reported within its Defense Systems Group, comprised 6%, 6% and 12% of total sales in calendar 2016, the 2015 transition period, and fiscal 2015, respectively. No other single contract accounted for more than 10% of the Company's sales in the year ended December 31, 2016, the 2015 transition period or fiscal 2015.
Other than the U.S. Government customers listed above, no single customer accounted for more than 10% of our sales in the year ended December 31, 2016.
International sales were as follows (dollars in millions):

	International Sales	Percentage of Sales
Year ended December 31, 2016	$778	17%
Nine months ended December 31, 2015	$766	23%
Year ended March 31, 2015	$608	20%
Sales to foreign governments and other international customers may require approval by the U.S. Department of Defense ("DoD") and the U.S. State Department or the U.S. Commerce Department. Our products are sold to U.S. allies directly, as well as through the U.S. Government. During the year ended December 31, 2016, approximately 19% of these sales were in Flight Systems Group, 56% were in Defense Systems Group, and 25% were in Space Systems Group. No sales to an individual country outside the United States accounted for more than 4% of our sales in the year ended December 31, 2016.

Backlog
Firm backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of firm backlog was approximately $9.3 billion at December 31, 2016 and $8.3 billion at December 31, 2015. Approximately $2.4 billion of firm backlog was not yet funded at December 31, 2016. We expect that approximately 40% of the December 31, 2016 firm backlog will be recognized as revenue in calendar 2017.
Total backlog, which includes firm backlog plus the value of unexercised options, was approximately $14.4 billion at December 31, 2016 and $13.0 billion at December 31, 2015.
Seasonality
Our business is not seasonal.
Competition
We compete against other U.S. and foreign prime contractors and subcontractors, many of which have substantially more resources to deploy than we do in the pursuit of government and industry contracts. Our ability to compete successfully in this environment depends on a number of factors, including the creativity and effectiveness of research and development programs, our ability to offer better program performance than our competitors and/or at a lower cost, our readiness with respect to facilities, equipment and personnel to undertake the programs for which we compete, and our past performance and demonstrated capabilities.
Additional information on the risks related to competition can be found under "Risk Factors" in Item 1A. of this report.
We generally face competition from a number of competitors in each business area, although no single competitor competes along all of our segments. Our principal competitors in each of our segments are as follows:
Flight Systems Group:    Aerojet-Rocketdyne Holdings, Inc.; Arianespace SA; Coleman Aerospace, a division of Aerojet-Rocketdyne Holdings, Inc.; Daher Group; GKN Aerospace Company; Harris Corporation Aerostructures; HITCO Aerostructures; Kilgore Flares Company, LLC, a subsidiary of Chemring North America; Kratos Defense & Security Solutions, Inc.; Lockheed Martin Corporation; Northrop Grumman Aerospace Systems; Space Exploration Technologies Corporation; Spirit Aerosystems Company; United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company); and Vought Aircraft, a division of Triumph Aerostructures.
Defense Systems Group:   Aerojet-Rocketdyne Holdings, Inc.; BAE Systems, Chemring Group; General Dynamics Corporation; L3 Technologies; Lockheed Martin Corporation; Nammo AS; Northrop Grumman Corporation; Raytheon Company; and various international producers of ammunition and guns.
Space Systems Group: Airbus Defense and Space; Ball Aerospace and Technologies Corp.; Lockheed Martin Corporation; Mitsubishi Electric Corp.; Reshetnev Company - Information Satellite Systems; Sierra Nevada Corporation; Space Exploration Technologies Corporation; Space Systems/Loral, a subsidiary of MacDonald, Dettwiler and Associates Ltd.; Surrey Satellite Technology Limited, a subsidiary of Airbus Group; Thales Alenia Space; and The Boeing Company.
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the improvement of current products and for development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures were as follows (in millions):

	Company-funded	Customer-funded
Year ended December 31, 2016	$116	$396
Nine months ended December 31, 2015	$83	$359
Year ended March 31, 2015	$49	$499
Raw Materials and Components
We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, graphite fiber, epoxy resins, zinc and adhesives. We monitor the sources from which we purchase raw materials in an attempt to ensure there are adequate supplies to support our operations. We monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.
We also use sub-assemblies and instruments in our products and obtain parts and equipment that are used in the production of our products or in the provision of our services from domestic and foreign suppliers and the U.S. Government. Generally, we have not experienced material difficulty in obtaining product components or necessary parts and equipment, and we believe that alternatives to our existing sources of supply are available in most cases.
We procure materials and components from a variety of sources. In the case of our government contracts, we are often required to purchase from sources approved by the DoD. When our suppliers choose to eliminate certain materials or components we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations.
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
Additional information on the risks related to raw materials and components can be found in Item 1A, "Risk Factors" of this report.
Intellectual Property
At December 31, 2016, we owned 441 U.S. patents and 320 foreign patents. We also had approximately 102 U.S. patent applications and approximately 125 foreign patent applications pending.
Although we manufacture various products covered by patents, we do not believe that any single existing patent, license or group of patents is material to our success. We believe that unpatented research, development and engineering skills also make an important contribution to our business. The U.S. Government typically receives royalty-free licenses to inventions made under U.S. Government contracts. Consistent with our policy to protect proprietary information from unauthorized disclosure, we ordinarily require employees to sign confidentiality agreements as a condition of employment.
As many of our products are complex and involve patented and other proprietary technologies, we face a risk of claims alleging that we have infringed upon third-party intellectual property rights. Such claims could result in costly and time-consuming litigation, the invalidation of our intellectual property rights and/or increased licensing costs.
Regulatory Matters
U.S. Governmental Contracts
We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation ("FAR"). The FAR governs all aspects of government contracting, including competition and acquisition planning; contracting methods and contract types; contractor qualifications; and acquisition procedures. Every government contract contains a list of FAR provisions that must be complied with in order for the contract to be awarded. The FAR provides for regular audits and reviews of contract procurement, performance and administration. Failure to comply with the provisions of the FAR could result in contract termination.
The U.S. Government may terminate its contracts with its suppliers, either for convenience or in the event of a default as a result of our failure to perform under the applicable contract. If a cost-plus contract is terminated for convenience, we are entitled to reimbursement of our approved costs and payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated for convenience, we are entitled to payment for items delivered to and accepted by the U.S. Government, and fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred or committed. If a contract termination is for default, we are paid an amount agreed upon for completed and partially completed products and services accepted by the U.S. Government, and may be liable to the U.S. Government for repayment of any advance payments and progress payments related to the terminated portions of the contract, as well as excess costs incurred by the U.S. Government in procuring undelivered items from another source.
Additional information on the risks related to government contracts can be found in Item 1A,"Risk Factors" of this report.

We also must comply with U.S. and foreign laws governing the export of munitions and other controlled products and commodities. These include regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act.
U.S. Government Contract Security Restrictions
Certain programs with the U.S. Government are prohibited by the customer from being publicly discussed. The consolidated financial statements and financial information in this Annual Report on Form 10-K reflect the operating results of our entire company, including restricted programs, under accounting principles generally accepted in the United States of America (GAAP).
Environmental
Our operations are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations that govern the discharge, treatment, storage, remediation and disposal of certain materials and wastes, and restoration of damages to the environment. Compliance with these laws and regulations is a responsibility we take seriously. We believe that forward-looking, proper and cost-effective management of air, land and water resources is vital to the long-term success of our business. Our environmental policy identifies key objectives for implementing this commitment throughout our operations. Additional information on the risks related to environmental matters can be found in Item 1A, "Risk Factors" of this report.
Employees
At December 31, 2016, we had approximately 12,700 employees. We have union-represented employees at five locations, comprising less than 20% of our total workforce.
Executive Officers
The following table sets forth certain information with respect to our executive officers at December 31, 2016:

Name	Age	Title
David W. Thompson	62	President and Chief Executive Officer
Blake E. Larson	57	Chief Operating Officer
Garrett E. Pierce	72	Chief Financial Officer
Antonio L. Elias	67	Executive Vice President and Chief Technical Officer
Frank L. Culbertson, Jr.	67	Executive Vice President and President, Space Systems Group
Michael A. Kahn	57	Executive Vice President and President, Defense Systems Group
Scott L. Lehr	56	Executive Vice President and President, Flight Systems Group
Thomas E. McCabe	62	Senior Vice President, General Counsel and Secretary
Christine A. Wolf	56	Senior Vice President, Human Resources
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
David W. Thompson has served in his present position since the Merger on February 9, 2015. Mr. Thompson has also been a director of our Company since the Merger. He co-founded Orbital and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Merger. From 1982 until October 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a Fellow of the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering. He also serves as a member of the Board of Trustees of the California Institute of Technology.

Blake E. Larson has served in his present position since the Merger on February 9, 2015. From April 2010 until February 9, 2015, he served as our Senior Vice President and President, Aerospace Group. From 2009 to March 2010, he was Senior Vice President and President, Space Systems. From 2008 to 2009, he was Executive Vice President, Space Systems, and also General Manager, Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President of Mission Systems Group. Prior to that, Mr. Larson held a variety of key leadership positions in operations of several businesses within our aerospace and defense portfolio.
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
Michael A. Kahn has served in his present position since the Merger on February 9, 2015. From April 2012 until February 9, 2015, he served as our Senior Vice President and President, Defense Group. From August 2010 through March 2012, he was Senior Vice President and President, Missile Products Group. From 2009 to August 2010, he was Executive Vice President, Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager, Launch Systems, and from 2001 to 2008, he was Vice President, Space Launch Systems. From 1997 to 2001, he was Vice President, Operations, and played a key role in the integration of Thiokol and ATK. From 1989 to 1997, he held a number of senior leadership positions across a variety of programs and operations of our company. Prior to that he was with Rockwell International, Rocketdyne Division, and held a number of positions across engineering, quality and reliability assurance, launch site operations and rocket engine testing.
Scott L. Lehr has held his present position since July 1, 2015. From April 2015 through June 2015, he was Senior Vice President, Flight Systems Group. From April 2009 through March 2015, he served as Vice President and General Manager of Defense and Commercial Systems in the Aerospace Group.  From 2007 to 2009, he was Vice President, Operations, and from 2004 to 2007, he was Vice President, Air Force Programs within the Launch Systems Group. Prior to that, he held a number of senior leadership positions in engineering and program management as part of our propulsion business. He joined the company in 1984 and has more than 30 years of experience in the aerospace industry.

Thomas E. McCabe has served in his present position since the Merger on February 9, 2015. He was Senior Vice President, General Counsel and Corporate Secretary of Orbital from January 2014 until the Merger. Before joining Orbital, he served from 2010 to 2014 as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corporation, a provider of advanced engineering and technology solutions. From 2008 to 2010, he served as Executive Vice President and General Counsel, and President of the Federal business of Braintech, Inc., which provided automated vision systems for industrial and military robots. Earlier in his career, he was Vice President and Deputy General Counsel of XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. He also served as President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc., a provider of advanced software and technology solutions, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. He was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982.
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
You can also obtain these reports from the SEC's Public Reference Room, which is located at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by phone (1-800-SEC-0330) or on the Internet (www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
We depend on contracts with the U.S. Government and its prime contractors for a substantial portion of our sales. In addition, a significant portion of such sales come from a small number of contracts. Our CRS contracts with NASA, which are reported within Flight Systems Group and Space Systems Group, comprised 5% of our sales in the year ended December 31, 2016. Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 6% , 6%, and 12% of our sales in calendar 2016, the 2015 transition period, and fiscal 2015, respectively. The loss or significant reduction of a material U.S. Government program in which we participate could have a material adverse effect on our operating results, financial condition or cash flows.
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
We encounter competition for most contracts and programs, including in particular, U.S. government contracts. Some of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution and other resources. Our ability to compete for these contracts depends to a large extent upon:

•	the creativity and effectiveness of our research and development programs,

•	our ability to offer better program performance and/or at a lower cost than our competitors,

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete, and

•	our past performance and demonstrated capabilities.
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. Our sole-source contracts accounted for 47% of our U.S. Government sales in the year ended December 31, 2016.
We may not be able to react to increases in our costs due to the nature of our U.S. Government contracts.
Our U.S. Government contracts can be categorized as either "cost-plus" or "fixed-price."
Cost-Plus Contracts.    Cost-plus contracts are cost-plus-fixed-fee, cost-plus-incentive-fee or cost-plus-award-fee contracts. Cost-plus-fixed-fee contracts allow us to recover approved costs plus a fixed fee. Cost-plus-incentive-fee contracts and cost-plus-award-fee contracts allow us to recover approved costs plus a fee that can fluctuate based on actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. The award or incentive fees that are typically associated with these programs are subject to uncertainty and may be earned over extended periods. In these cases, the associated financial risks for cost-plus contracts are primarily in lower profit rates or program cancellation if cost, schedule or technical performance issues arise.
Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition or cash flows. The Lake City Army Ammunition Plant ammunition contract is a fixed-price contract, and as discussed elsewhere in this report, is expected to result in a net loss over the term of the contract. In addition, some contracts have specific provisions relating to cost, schedule and performance. If we fail to meet the terms specified in those contracts, the cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.
The following table identifies the amount contributed to our U.S. Government business by contract type in the year ended December 31, 2016:

Cost-plus contracts	32%
Fixed-price contracts	68%
Total	100%
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
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, we have concluded that the Company’s costs will exceed expected revenues under its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant, resulting in a material net loss over the contract’s term. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on our accounting policies for revenue recognition can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" of this report.
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
If the termination is for convenience, the contractor is also entitled to receive payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated, the contractor is entitled to receive payment for items delivered to and accepted by the U.S. Government. If the termination is for convenience, the contractor is also entitled to receive fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred or committed. While the contractor is entitled to these claims under either type of contract, there can be no assurance that these amounts will be recovered.
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
One of our major programs is as the provider of solid rocket motors for NASA's SLS program. In the event NASA were to cancel the SLS program, we believe that we will be reimbursed for certain amounts previously incurred by us, as well as amounts to be incurred by us, as part of that termination, (e.g., severance, environmental liabilities and termination administration). There can be no assurance, however, that we would be successful in collecting reimbursement of any termination liability costs.
Our contracts with NASA to deliver cargo to the ISS is a significant part of our business within Flight Systems Group and Space Systems Group. NASA could cancel this contract for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays similar to those that occurred when we experienced an Antares launch failure in 2014. A cancellation of our NASA contracts could have a material adverse effect on our operating results, financial condition and cash flows.
Our small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant in Independence, Missouri. The Lake City Army Ammunition Plant is the U.S. Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. We took over operation of this facility in 2000 and are responsible for the operation and management. In September 2012, we were awarded new contracts for the continued production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant. The production contract has an initial term of seven years plus the possibility of an award term extension of an additional three years if the Company does not provide written notice of rejection to the U.S. Army. We presently believe that it is probable that we will provide written notice of rejection of the additional three-year award term, which would result in materially lower sales for the Company.
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
We manufacture and provide commercial aircraft components which could subject us to exposure unique to the commercial aircraft industry.
Airbus and Boeing have the contractual right to cancel their contracts with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Airbus and Boeing would be required to reimburse us in certain situations for expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. Furthermore, if Airbus or Boeing experiences a decrease in requirements for the products which we supply to it, a major disruptions in its business, such as a strike, work stoppage or slowdown, fails to perform on its contractual obligations under its agreements with us or we cannot meet the expected production rate increases our business, results of operations, financial position and cash flows could be materially adversely affected.
We are subject to procurement and other related laws and regulations, and non-compliance may expose us to adverse consequences.
We are subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance and administration. As a result, U.S. Government agencies, including the Defense Contract Audit Agency, various agency Inspectors General and the U.S. Department of Justice,

routinely audit and investigate government contractors. In particular, these agencies often investigate our launch vehicle failures and other material occurrences relating to our products, including an ongoing DoJ/NASA investigation of the 2009 OCO and 2011 Glory failures involving the Taurus XL launch vehicle. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including procurement integrity laws and the False Claims Act.
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
Responding to government audits, inquiries or investigations may involve significant expense and divert management attention. Also, if an audit or investigation were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious harm to our reputation if allegations of impropriety were to be made against us.
Changes in demand for military and commercial ammunition could adversely affect our financial performance.
We sell military ammunition to the DoD and commercial ammunition to Vista Outdoor under an ammunition supply agreement. Both the commercial and military markets for ammunition are subject to a number of risks and uncertainties that can cause demand to fluctuate unpredictably. Decreases in the demand for ammunition in either market could result in excess manufacturing capacity and increased overhead rates as a result, which could have a negative impact on our operating results. Further since our Lake City Ammunition Contract with the Army is in a loss position, increases in demand by the DoD could adversely affect our financial performance including profitability and cash flow. In addition, manufacturing costs for ammunition could rise as a result of a number of factors, including increases in commodity prices and other raw materials and increases in labor costs at our Lake City Army Ammunition Plant, which could also have an adverse effect on our operating results and further increase our net loss under that contract.
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
Our long-term business growth strategy includes further expansion into new and adjacent markets. For example, we currently are investing in several new growth initiatives, including new cutting-edge satellite servicing technologies. Such efforts involve a number of risks, including increased capital expenditures, market uncertainties, market acceptance of new technologies, schedule delays, performance risk, extended payment terms, diversion of management attention, additional credit risk associated with new customers, and costs incurred in competing with companies with strong brand names and market positions. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition or cash flows.
International sales are subject to greater risks that sometimes are associated with doing business in foreign countries.
A portion of our business is derived from international markets. In the year ended December 31, 2016, approximately 17% of our sales were to foreign customers, compared to 23% in the 2015 transition period. We also procure certain key components from non-U.S. vendors. Our international business may pose greater risks than our business in the United States due to changes in economic, legal and political environments, as well as foreign government priorities and budgets.

International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event a company fails to perform in accordance with the offset requirements. Furthermore, international business may create difficulties and risks with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition or cash flows. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
Our products are subject to extensive regulation.
We are required to comply with extensive regulation of our products, including those rules and regulations administered by the Bureau of Alcohol, Tobacco, Firearms and Explosives, the U.S. Department of Homeland Security, the U.S. Department of State and the U.S. Department of Commerce. These laws include, but are not limited to, the Foreign Corrupt Practices Act, International Traffic in Arms Regulations, and the Chemical Facility Anti-Terrorism Standards. Compliance with these laws is costly and time consuming. A violation of these laws could result in significant fines and penalties and could have a material adverse effect on our business.
We are exposed to market risk from changes in foreign currency exchange rates which could negatively impact profitability.
Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our results of operations. Currency fluctuations may affect product demand and prices we pay for materials and, as a result, our operating margins may be negatively impacted. Fluctuations in exchange rates may give rise to translation gains or losses when financial statements of our non-U.S. businesses are translated into U.S. dollars. While we monitor our exchange rate exposures and seek to reduce the risk of volatility through hedging activities, such activities bear a financial cost and are not always available or successful in mitigating such volatility.
We have restated our prior consolidated financial statements twice recently, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

As a result of our recent restatements, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatements and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. We are also the subject of a non-public investigation by the Securities and Exchange Commission, securities class action litigation and shareholder demands and potentially other actions as a result of the restatements. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional shareholder, governmental, or other actions in connection with the restatements and related matters. Any such proceedings will, regardless of the outcome, continue to consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Part II, Item 9A, "Controls and Procedures" of this Form 10-K, our management identified several material weaknesses in our internal control over financial reporting.
As a result of the material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. The assessment was based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. We have developed a remediation plan designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. If we are unable to report our results in a timely and accurate manner, we may not be able to comply with the applicable covenants in our financing arrangements, and may be required to seek additional waivers or repay amounts under these financing arrangements earlier than anticipated, which could adversely impact our liquidity and financial condition.
Although we review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file this Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Reports on Form 10-Q for the quarters ended July 3, 2016 and October 2, 2016 within the timeframe required by the SEC. Because we have not remained current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. Even if we maintain compliance with our SEC reporting obligations, we will be ineligible to use shorter and less costly registration forms, such as Form S-3, to register our securities for sale until approximately one year from the date of this filing. Until then, we may use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely take significantly longer than using a Form S-3, increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies using our common stock in a timely manner.
The restatement of our previously issued financial results could result in government enforcement actions and adverse determinations in litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.
We are subject to a non-public investigation by the SEC, securities class action litigation and shareholder demands relating to the restatements. For additional discussion of legal proceedings related to the restatements, see Part I, Item 3 "Legal Proceedings" of this Form 10-K. We could also become subject to other investigations or litigation, or one or more government enforcement actions, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we expect to expend significant amounts defending the litigation and responding to the SEC investigation.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our business and hinder our ability to make payments on our debt.
At December 31, 2016, we had total debt of $1,450 million. In addition, we had $182 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $818 million of availability under our revolving credit facility. Additional information on our debt can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Liquidity and Capital Resources" of this report.
We have demands on our cash resources in addition to interest and principal payments on our debt including, among others, operating expenses. These significant demands on our cash resources could:

•	make it more difficult for us to satisfy obligations,

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, share repurchases, dividends and other general corporate purposes,

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

•
result in a default event upon a failure to comply with financial covenants contained in our senior credit facilities which, if not cured or waived, could have a material adverse effect on our business, financial condition or results of operations.

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
Our earnings may be impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. U.S. generally accepted accounting principles ("GAAP") require us to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates and the health care cost trend rate. We are required to remeasure our plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). Our pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how our financial statements can be affected by pension plan accounting policies can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" of this report.
Our business could be negatively impacted by security threats, including cyber security and other industrial, insider and physical security threats, and other disruptions.
As a U.S. defense contractor, we face cyber security threats, threats to the physical security of our facilities and employees, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, natural disasters or public health crises. We also face the risk of economic espionage, which involves the targeting or acquisition of sensitive financial, trade, proprietary or technological information.
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
Key raw materials used in our operations include aluminum, steel, steel alloys, copper, zinc, lead, graphite fiber, prepreg, hydroxy terminated polybutadiene, epoxy resins and adhesives, ethylene propylene diene monomer rubbers, diethylether, x-ray film, plasticizers and nitrate esters, impregnated ablative materials, various natural and synthetic rubber compounds, polybutadiene, acrylonitrile and ammonium perchlorate. We also purchase chemicals; electronic, electro-mechanical and mechanical components; subassemblies; and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems.
We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, we are frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as changes occur in business conditions, the DoD budget, and Congressional allocations, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in our operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion or other problem impacting all production. We may also rely on one primary supplier for other production materials. Although other suppliers of the same materials may exist, the addition of a new supplier may require us to qualify the new source for use. The qualification process may impact our profitability or ability to meet contract deliveries.
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
For example, as a result of the failure of Orbital's Antares launch vehicle in October 2014 and prior engine test failures, we ceased using the AJ-26 rocket engine in our Antares product line and transitioned to a sole-sourced replacement engine, the RD-181. The time, expense and effort associated with our recovery plan resulted in additional costs and delays.
Certain suppliers of materials used in the manufacturing of rocket motors have discontinued the production of some materials. These materials include certain insulation and resin materials for rocket motor cases and aerospace-grade rayon for nozzles. We have qualified new replacement materials for some programs. For other programs, we or our customers have procured sufficient inventory to cover current program requirements and are in the process of qualifying new replacement materials to be qualified in time to meet future production needs. Our profitability may be affected if unforeseen difficulties in developing and qualifying replacement materials occur.
We are also impacted by increases in the prices of raw materials used in production on commercial and fixed-price business. We have seen a significant fluctuation in the prices of commodity metals, including copper, lead, steel and zinc. The fluctuating costs of natural gas and electricity also have an impact on the cost of operating our factories.
Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy or components could have a material adverse effect on our operating results, financial condition or cash flows.
Failure of our subcontractors to perform their contractual obligations could materially and adversely impact our prime contract performance and ability to obtain future business.
We rely on subcontracts with other companies to perform a portion of the services we provide our customers on many of our contracts. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. A failure by one or more of our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer limiting payments or terminating a contract for default. A default termination could expose us to liability and have a material adverse effect on the ability to compete for future contracts and orders.
Failure to successfully negotiate or renew collective bargaining agreements, or strikes, slow-downs or other labor-related disruptions, could adversely affect our operations and could result in increased costs that impair our financial performance.
 A number of our employees are covered by collective bargaining agreements, which expire on various dates. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew these agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. In certain instances, we may not be able to pass increased costs from new or renegotiated agreements on to our customers due to the fixed-price nature of many of our contracts, including our small-caliber ammunition contract with the U.S. Army that is performed at the Lake City Army Ammunition Plant.
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
In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by our customers. Our operating results, financial condition or cash flows may be adversely affected if we are unable to develop new products that meet customers' changing needs or successfully attract and retain qualified personnel.
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
Some of our satellite and launch services contracts impose monetary penalties on us for delays and for performance failures, which penalties could be significant. In addition to any costs resulting from product warranties or required remedial action, product failures or significant delays may result in increased costs or loss of revenues due to the postponement or cancellation of subsequently scheduled operations or product deliveries and may have a material adverse effect on our operating results, financial condition or cash flows. Negative publicity from a product failure could damage our reputation and impair our ability to win new contracts.
Due to the volatile and flammable nature of our products, fires or explosions may disrupt our business.
Many of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents which have temporarily shut down or otherwise disrupted some manufacturing processes, causing production delays and resulting in liability for workplace injuries and fatalities. We have safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience similar incidents in the future or that any similar incidents will not result in production delays or otherwise have a material adverse effect on our operating results, financial condition or cash flows.
We are subject to environmental laws and regulations that govern both past practices and current compliance which may expose us to adverse consequences.
Our operations and ownership or use of real property are subject to a number of federal, state and local environmental laws and regulations, as well as applicable foreign laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites and restoration of damage to the environment. At certain sites that we own or operate or formerly owned or operated, there is known or potential contamination that we are required to investigate, remediate or provide resource restoration. We could incur substantial costs, including remediation costs, resource restoration costs, fines and penalties, or third party property damage or personal injury claims, as a result of liabilities associated with past practices or violations of environmental laws or non-compliance with environmental permits.
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements.
Although we have environmental management programs in place to mitigate risks, and environmental laws and regulations have not had a material adverse effect on our operating results, financial condition or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.
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
Our business strategy includes the potential for future acquisitions or other similar strategic transactions. Acquisitions involve a number of risks including negotiating an appropriate price, successfully integrating the acquired company with our operations, and unanticipated liabilities or contingencies related to the acquired company. We cannot ensure that the expected benefits of any future acquisitions or other transactions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact our operating results, financial condition or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Furthermore, we may engage in other strategic business transactions, such as joint ventures or mergers. Such transactions could cause unanticipated costs and difficulties, may not achieve intended results, and may require significant time and attention from management which could have an adverse impact on our business, operating results, financial condition or cash flows.
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
Proposals for broad reform of the existing United States corporate tax system are under evaluation by various legislative and administrative bodies. We cannot predict the overall impact that such proposals may have on our business. In addition, further changes in the tax laws of foreign jurisdictions could arise. These contemplated changes could increase tax uncertainty and may adversely affect our provision for income taxes.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.

We are subject to lawsuits, investigations and disputes (some involving substantial amounts) that arise out of the conduct of our business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. As noted in Part I, Item 3, "Legal Proceedings" of this Form 10-K, we are also subject to various claims related to the restatements. Resolution of these matters can be prolonged and costly, and our business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary issues, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition.
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
ITEM 2.    PROPERTIES
Facilities.    At December 31, 2016, we occupied manufacturing, assembly, warehouse, test, research, development and office facilities having a total floor space of approximately 16.8 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
At December 31, 2016, our operating segments had significant operations at the following locations(1):

Flight Systems Group	Brigham City/Promontory, UT; Clearfield, UT; Magna, UT; Chandler, AZ; Dulles, VA; Iuka, MS; Dayton, OH; Vandenberg Air Force Base, CA; Wallops Island, VA; Huntsville, AL
Defense Systems Group	Mesa, AZ; Northridge, CA; Elkton, MD; Elk River, MN; Plymouth, MN; Independence, MO; Fort Worth, TX; Radford, VA; Rocket Center, WV
Space Systems Group	Dulles, VA; Beltsville, MD; Gilbert, AZ; Greenbelt, MD; Commerce, CA; Goleta, CA; San Diego, CA; Wallops Island, VA; Palestine, TX; Pasadena, CA
Corporate	Dulles, VA; Plymouth, MN; Minnetonka, MN
(1) We occupy a number of small facilities in countries around the world, which are not included above.
Land.    We also use land that we own or lease for assembly, test and evaluation in Brigham City, Corrine and Magna, UT, which is used by Flight Systems Group; and in Elk River, MN, and Socorro, NM, which are used by Defense Systems Group.

Our personnel operate in certain other facilities that are not owned or operated by us, including: Kennedy Space Center, Cape Canaveral, FL and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is not included in the table below.
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.
The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of December 31, 2016:

	Owned	Leased	Government Owned (1)	Total
Flight Systems Group	5,236	3,593	590	9,419
Defense Systems Group	647	793	4,365	5,805
Space Systems Group	270	1,139	37	1,446
Corporate	—	80	—	80
Total	6,153	5,605	4,992	16,750
Percentage of total	37%	33%	30%	100%
(1) These facilities are occupied under facilities contracts that generally require us to pay for all utilities, services and maintenance costs.
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
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state, and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in our being involved with a number of related legal proceedings, claims and remediation obligations. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. Our policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring and resource restoration costs to be incurred.
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
We could incur substantial costs, including cleanup costs, resource restoration, fines and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
The description of certain environmental matters contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Contingencies" is incorporated herein by reference.
SEC Investigation.  The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company's unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Transition Report on Form 10-K for the nine-month period ending December 31, 2015 previously filed on March 15, 2016, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the restatement described in the Form 10-K/A filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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
Securities Class Action. On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017, the plaintiffs filed an amended complaint adding our Chief Operating Officer and a former Chief Executive Officer/Director as defendants and asserting claims for violations of additional sections of the Exchange Act. The amended complaint also alleges false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OA." The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Year ended December 31, 2016
Quarter ended December 31, 2016	$89.39	$71.52
Quarter ended October 2, 2016	$89.43	$67.04
Quarter ended July 3, 2016	$90.98	$82.11
Quarter ended April 3, 2016	$94.92	$74.31
Nine months ended December 31, 2015
Quarter ended December 31, 2015	$92.99	$74.50
Quarter ended October 4, 2015	$81.06	$56.06
Quarter ended July 5, 2015	$78.06	$71.78
The number of holders of record of our common stock at April 21, 2017 was 4,744. This does not include 452 former holders of record of Orbital Sciences Corporation common stock who had not yet exercised their right to receive our common stock pursuant to the Transaction Agreement relating to the Merger.
During the year ended December 31, 2016, Orbital ATK paid four quarterly dividends of $0.30 per share, totaling approximately $70 million. In February 2017, our Board of Directors approved a quarterly dividend to be paid in the first quarter of 2017 of $0.32 per share, totaling $18 million. During the 2015 nine-month transition period, April 1, 2015 to December 31, 2015, Orbital ATK paid three quarterly dividends of $0.26 per share, totaling $46 million. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. Our dividend policy is reviewed by our Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in our instruments, including our 5.25% Senior Notes due 2021, 5.50% Senior Notes due 2023 and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report).

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under each of our existing equity compensation plans at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan (1)
Deferred Compensation (2)	16,136
Non-Employee Director Restricted Stock Plan (1)
Deferred Compensation (2)	6,924
2005 Stock Incentive Plan (1)
Stock Options	199,651	$50.80
Restricted Stock Units	53,449
Performance Awards (4)	156,563
Deferred Compensation (2)	63,819
2015 Stock Incentive Plan (3)			2,811,466
Stock Options	72,328	$79.43
Performance Awards (4)	154,418
Deferred Compensation (2)	16,220
Equity compensation plans not approved by security holders:
Orbital Sciences Amended and Restated 2005 Stock Incentive Plan (1) (5)
Restricted Stock Units	48,878
Total	788,386	$58.41	2,811,466
_________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

(3)
Under the 2015 Stock Incentive Plan, a total of 3,750,000 shares were authorized for awards. However, the plan includes a fungible share counting provision, under which "full-value awards" (i.e., awards other than stock options and stock appreciation rights) are counted against the reserve of shares available for issuance under the plan as 2.5 shares for every one share actually issued in connection with the award. No more than 5% of the shares available for awards under the plan may be granted to our non-employee directors in the aggregate.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Additional Shares that May Be Purchased Under the Program (3)
October 3 - October 30	290,072	$75.05	290,000
October 31 - November 27	140,641	$77.84	140,232
November 28 - December 31	36,990	$86.55	35,590
Quarter ended December 31, 2016	467,703	$76.80	465,822	1,144,998
_________________________________________

(1)
Includes shares repurchased during the quarter (see (2) below) and shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units, or payment of performance shares that were granted under our incentive compensation plans.

(2)
During the year ended December 31, 2016, the Board approved an increase to the stock repurchase program to authorize the repurchase of up to the lesser of $300 million or 4.0 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million and extended the repurchase period through March 31, 2018. We repurchased 1,570,333 shares for $124 million during the year ended December 31, 2016.

(3)	The maximum number of shares that may yet be repurchased under the program was calculated using our closing stock price of $87.73 on December 31, 2016.
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities" is incorporated herein by reference.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return on the Company's common stock during the period from March 31, 2012 through December 31, 2016, with the Standard & Poor's Composite 500 Index, (a broad equity market index) and the Dow Jones U.S. Aerospace and Defense Index (a published industry index) for the same period.
The comparison assumes that on April 1, 2012, $100 was invested in the Company's common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all cash dividends were reinvested and takes into account the value of the Vista Outdoor shares distributed to stockholders in the Distribution as if it occurred prior to March 31, 2012. The graph indicates the dollar value of each hypothetical $100 investment at March 31, 2013, 2014, and 2015, and at December 31, 2015 and 2016.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

Among Orbital ATK, Inc., the S&P 500 Index, and the Dow Jones US Aerospace & Defense Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/31/2012
3/31/2013
3/31/2014
3/31/2015
12/31/2015
12/31/2016
147
291
341
401
400
168
193
190
226
139
157
157
176
115
114
Orbital ATK, Inc.
S&P 500
Dow Jones US Aerospace & Defense

ITEM 6.    SELECTED FINANCIAL DATA
Results for the year ended December 31, 2016, the nine months ended December 31, 2015 and the year ended March 31, 2015 are not comparable to prior periods due to the Merger and Distribution, as described in Note 4, Merger and Divestiture, to the accompanying consolidated financial statements in Part II, Item 8.

	Year Ended	Nine Months Ended	Year Ended March 31,
(in millions, except per share data)	December 31, 2016	December 31, 2015	2015	2014	2013
		(1)	(2)	(3)	(4)
Results of Operations:
Sales	$4,455	$3,391	$3,113	$2,891	$3,206
Gross profit	985	674	701	290	650
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	472	333	223	(59)	303
Income (loss) from continuing operations of Orbital ATK, Inc.	293	185	70	(64)	165
Income from discontinued operations	—	1	125	181	85
Net income attributable to Orbital ATK, Inc.	$293	$186	$195	$117	$250
Earnings per common share attributable to Orbital ATK, Inc.:
Basic:
Income (loss) from continuing operations	$5.05	$3.12	$1.96	$(2.03)	$5.10
Income from discontinued operations	$—	$0.02	$3.53	$5.73	$2.62

Diluted:
Income (loss) from continuing operations	$5.01	$3.09	$1.93	$(1.97)	$5.07
Income from discontinued operations	$—	$0.02	$3.46	$5.55	$2.61

Cash dividends per common share	$1.20	$0.78	$1.28	$1.10	$0.92

Consolidated Balance Sheet Data:
Total assets	$5,418	$5,324	$5,478	$5,925	$4,482
Long-term debt (including current portion)	$1,438	$1,476	$1,572	$2,069	$1,061

(1)	The nine months period ended December 31, 2015 results include a $50 million gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS I contract.

(2)
Fiscal 2015 results includes $35 million of transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger and a $25 million litigation charge pertaining to a Raytheon lawsuit settlement.

(3)
Fiscal 2014 results include a $342 million forward loss contract reserve recorded in the second quarter related to our long-term contract (the "Lake City Contract") with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant.

(4)	Fiscal 2013 results include a $32 million forward loss contract reserve recorded in the second quarter related to the Lake City Contract.

.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(amounts in millions except share and per share data or unless otherwise indicated)
Forward-Looking Information is Subject to Risk and Uncertainty
Some of the statements made and information contained in this report, excluding historical information, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Words such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project" or "continue," and similar expressions are used to identify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Any or all forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and you should not consider the following list to be a complete statement of all potential risks and uncertainties. Any change in the following factors may impact the achievement of results:

•
the effect of the restatements of our previously issued financial results for the first quarter 2016, the 2015 transition period, fiscal 2015 and fiscal 2014 and any actual or unasserted claims, investigations or proceedings as a result of the restatements,

•	our ability to remediate the material weaknesses in our internal control over financial reporting described in Item 9A, "Control and Procedures" of this Annual Report,

•
reductions or changes in programs administered by the National Aeronautics and Space Administration ("NASA") or in U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors is contained in Part I, Item 1A, "Risk Factors", of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.
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
On February 9, 2015, we completed a tax-free spin-off and distribution of our former Sporting Group to our stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, we combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). Following the Distribution and Merger, we changed our name from Alliant Techsystems, Inc. to Orbital ATK, Inc.
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

•
Defense Systems Group develops and produces small-, medium- and large-caliber military ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group develops and produces small- and medium-class commercial satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for Earth-orbit and deep-space exploration, including cargo delivery to the International Space Station ("ISS"). This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.

Fiscal Year
Our prior fiscal year was a nine-month transition period from April 1, 2015 through December 31, 2015 as a result of changing our fiscal year end date from March 31 to December 31. All fiscal years after December 31, 2015 are for the calendar twelve months ended December 31. We refer in this report to the period beginning January 1, 2016 and ending on December 31, 2016 as "calendar 2016." We refer in this report to the period beginning on April 1, 2015 and ending on December 31, 2015 as the "2015 transition period." We refer in this report to the period beginning on April 1, 2014 and ending on March 31, 2015 as "fiscal 2015".
Outlook
U.S Government Business - Our business with the U.S. Government comprised approximately 76% of our sales in 2016. U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a government fiscal year ("GFY") basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future GFYs. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we participate, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on our operating results, financial condition or cash flows.
The government budget structure remains constrained by the 2011 Budget Control Act, which provided for a reduction of the DoD topline budget by approximately $490 billion over 10 years starting in GFY 2012, and subsequent amendments that continue to limit DoD spending. Over the past few years, including during the current fiscal year, the U.S. Government frequently has been operating under continuing resolutions rather than approved budgets. During such periods when regular appropriation bills have not yet been passed, we could experience delays in orders due to reduced funding; however, our key programs have continued to be supported and funded.
President Trump's Administration GFY 2018 budget provides for a meaningful increase to the DoD budget, as part of a proposed buildup in military spending that we believe could present opportunities for the Company over the next several years.  However, we expect there to be considerable negotiation regarding defense spending and so it is unclear what the actual outlook will be for the DoD budget. Compared to other agencies, President Trump's Administration proposed only minimal cuts to NASA’s budget in GFY 2018. Although there are material cuts proposed to earth science programs, we do not expect the reductions, if they materialize, to affect the Company’s existing NASA programs, including science satellite programs. Importantly, we expect NASA’s commitment to the International Space Station and related CRS program to continue.  In addition, the President’s budget, as well as the NASA Authorization Transition Act, reflect solid support for the Space Launch System and Orion Programs with the overall theme of constancy of purpose and stability for the agency.
Commercial and International Business — Our commercial businesses, consisting primarily of communication satellite and aircraft structure sales, as well as ammunition sales to Vista Outdoor, were mixed in 2016, with ammunition sales up and our commercial satellite and aircraft structures sales down. Industry-wide, new orders for geosynchronous satellites continued a downward trend. We expect the weakness in the commercial geosynchronous satellite market to continue but believe there may be increased opportunities in our addressable market during 2017. This weakness has been mostly offset by stronger demand in the NASA and DoD satellite markets. We also believe that commercial ammunition sales will be somewhat weaker in the near term but that sales of military ammunition may increase this year.
We continue to emphasize international business as a key element of growth in our Defense Systems segment, as defense spending by U.S. allies continues to present opportunities for us. We are targeting certain key international pursuits in 2017, and believe both international defense and commercial orders may increase in 2017.
The U.S. aerospace and defense industry has experienced significant changes over the years. Our management believes that the key to our continued success is to focus on providing innovative, reliable and affordable space, defense and aviation systems. We are positioning ourselves where management believes there will be continued strong defense and civil government funding and commercial interest, even as pressures mount on research and development and procurement accounts, including an emphasis on international defense business and other potential growth areas.
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
Revenue Recognition
A substantial portion of our sales come from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. As the various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA and the U.S. Air Force make independent purchasing decisions, we do not generally regard the U.S. Government as one customer. Instead, we view each agency as a separate customer.
Long-term Contracts — Substantially all of our sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of our total revenue is accounted for using the cost-to-cost method of accounting.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on our consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $81 million in the year ended December 31, 2016, approximately $38 million in the 2015 transition period and approximately $92 million in fiscal 2015. The adjustments recorded during fiscal 2016 were primarily driven by higher profit expectations in the Launch Vehicle and Civil and Defense divisions. The adjustments recorded during the 2015 transition period were primarily driven by higher profit expectations in the Propulsion Systems and Aerospace Structures divisions. The adjustments recorded during fiscal 2015 were primarily driven by higher profit expectations in the Defense Electronic, Armament Systems, Missile Products, Propulsion Systems and Small Caliber Systems divisions.
Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
Other — Sales not recognized under the long-term contract method are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Sales are reduced for allowances and price discounts.
Employee Benefit Plans
Defined Benefit Pension Plans.    Our noncontributory defined benefit pension plans include the following legacy Alliant Techsystems Inc. plans: "Alliant Techsystems Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the “ATK Plans") and the legacy Orbital plans: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the "Orbital Plans"). The Orbital Plans were merged into the Alliant Techsystems Inc. Pension and Retirement Plan on December 31, 2015 and the combined plan's name was changed to the Orbital ATK Inc. Pension and Retirement Plan. The Company's ongoing defined benefit pension plans are the "Orbital ATK Inc. Pension and Retirement Plan" and the "Thiokol Propulsion Pension Plan" (the "Orbital ATK Plan").
ATK Plans - The ATK Plans are noncontributory defined benefit pension plans that cover substantially all legacy ATK employees hired prior to January 1, 2007. Eligible legacy ATK non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but receive an employer contribution through a defined contribution plan. Prior to July 1, 2013 (January 1, 2014, January 1, 2015 and April 1, 2016 for certain union groups), the ATK Plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. Effective July 1, 2013 and at later dates for certain collective bargaining agreements, pension benefits were frozen and a new cash balance formula applicable to pay and service was implemented. The cash balance formula provides each impacted employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. As a result of the latest plan amendment for certain collective bargaining agreements effective April 1, 2016, the projected benefit obligation was reduced by $2.3 million. The Orbital Plans were frozen in 1994 and no pension benefits are being accrued by those employees. The Company funds the Orbital ATK Plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years. Plan assets are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity and cash. For certain Plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
We also sponsor nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. We implemented similar changes as those noted above to our nonqualified supplemental executive retirement plans for certain highly compensated employees.
We recorded pension expense for the Plans of $64 million in the year ended December 31, 2016, compared to $82 million for the 2015 transition period, a decrease of $18 million. The expense related to these Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on Plan assets, the discount rate and the rate of compensation increase. The following table sets forth our assumptions used in determining pension expense:

	Projected 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Expected long-term rate of return on Plan assets	7.00%	7.25%	7.25%	7.25%
Discount rate	4.14%	4.40%	3.90%	4.50%
Rate of compensation increase:
Union	3.11%	3.13%	3.66%	3.22%
Salaried	3.56%	3.60%	3.14%	3.47%
In developing the expected long-term rate of return assumption, we consider input from our actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and our own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in the year ended December 31, 2016 for the plans was based on an asset allocation range of 20 - 45% in public equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate investments, 15 - 30% collectively in hedge fund and private investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from our assumption, but our estimate of its return is based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
We calculate the equivalent weighted average discount rate as the singular interest rate that results in the same total present value from the stream of future cash flows as the PBO. The weighted average discount rate was 4.14%, 4.40% and 3.90% at December 31, 2016 December 31, 2015 and March 31, 2015 respectively for the qualified plans, and 3.63%, 3.85% and 3.90% for the supplemental plan. The yield curve used to determine the PBO at year end impacts the following year's pension expense, through the calculation of interest cost and service cost items.
Future actual pension expense could vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes and various other factors related to the populations participating in the Plans. If the assumptions of the discount rate, compensation increase and/or expected rate of return for 2017 were different, the impact on 2017 expense would be as follows: each 0.25% change in the discount rate would change 2017 pension expense by approximately $5 million; each 0.25% change in the rate of compensation increase would change 2017 pension expense by an immaterial amount; and each 0.25% change in the expected rate of return on Plan assets would change 2017 pension expense by approximately $6 million.
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
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' forecasted cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate, resulting in lower pension expense compared to the method used prior to January 1, 2016.
We made contributions to the qualified pension trust of $114 million during the year ended December 31, 2016 and are required to contribute $24 million in 2017. We distributed $6 million under our supplemental executive retirement plans during the year ended December 31, 2016, and expect to make distributions directly to retirees of $3 million in 2017. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. Our funded pension status was approximately 75% at December 31, 2016.
Other Postretirement Benefits.    We also provide postretirement health care benefits and life insurance coverage to certain employees and retirees. During the year ending December 31, 2016 the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The company will contribute fixed payments to a Health Retirement Account (HRA), when applicable, for those retirees that previously had subsidized health care coverage through the Company. The company's contributions to the HRA's are retirees' funds to be spent on qualified health care premiums and eligible out-of-pocket expenses. This plan amendment caused a remeasurement that increased the Company's funded status by $39 million and will reduce expenses recorded in future periods.
The following table sets forth our assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans:

	Projected 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Expected long-term rate of return on Plan assets:
Held solely in fixed income investments	4.00%	4.00%	5.00% / 6.25%	5.00% / 6.25%
Held in pension master trust and fixed income investments	6.00%	6.00%	6.25%	6.25%
Discount rate	3.62%	3.98%	3.55%	3.95%
Weighted-average initial health care cost trend rate	N/A	6.10%	6.10%	6.10%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during the year ended December 31, 2016 were as follows: under age 65 was 6.5%; over age 65 was 5.5%; and the prescription drug portion was 10%. The health care cost ultimate trend rates, do not apply in future expense calculations since the company will be contributing fixed payments to the retirees' HRA.
In developing the expected long-term rate of return assumption for other PRB plans, we consider input from actuaries, historical returns and annualized returns of various major indices over long periods. At December 31, 2016 approximately 47% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

We made other PRB plan contributions of $7 million in the year ended December 31, 2016 and expect to make contributions of approximately $5 million in 2017. A substantial portion of our PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
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
Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is our policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis, we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs.
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
On April 28, 2014, we entered into a Transaction Agreement (the "Transaction Agreement") with Orbital, Vista SpinCo Inc., a wholly-owned Company subsidiary, and Vista Merger Sub Inc., a wholly-owned subsidiary of ours, providing for the Distribution of our Sporting Group as a new public company, Vista Outdoor, followed by our Merger with Orbital. The Distribution and Merger were completed on February 9, 2015, immediately following which we changed our name to Orbital ATK, Inc. Pursuant to the Distribution and Merger, our stockholders received two shares of Vista Outdoor for each share of our common stock held and Orbital stockholders received 0.449 shares of our stock for each share of Orbital common stock held. Both transactions were structured to be tax-free to our U.S. stockholders for U.S. federal income tax purposes. Immediately following the Merger, Orbital stockholders owned 46.2% of our common stock and our existing stockholders owned 53.8%. The Merger was accounted for using the purchase method of accounting with the Company as the accounting acquirer.
As noted, we divested the Sporting Group segment in the Distribution. Accordingly, the divested business is presented as a discontinued operation in the accompanying consolidated financial statements for all prior periods presented.
Accounting for Goodwill
During 2015, we changed our fiscal year end to December 31st and as a result, have changed the timing of impairment testing primarily in order to better align the timing with our annual operating plan, forecasting and budgeting process. In 2016 and in future years, we test goodwill for impairment on the first day of the fourth quarter and upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. We determined that the reporting units for our goodwill impairment review are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. We aggregate certain components or reporting units based upon an evaluation of the facts and circumstances, including the nature of products and services and the extent of shared assets and resources. As a result, we have seven reporting units.

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
The fair value of each reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was generally weighted equally against the estimated value derived from a market approach that considers the guideline company and transaction methods if recent transactions were available for one of our seven reporting units. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data. The estimated fair value for each reporting unit substantially exceeded its respective carrying value.
In developing a discounted cash flow analysis, our assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our three-year plan, as approved by our Board of Directors, and assumes a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit.
Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units and other factors which are beyond our control. If the current economic conditions were to deteriorate, or if we were to lose a significant contract or business, causing a reduction in estimated discounted cash flows, it is possible that the estimated fair value of certain reporting units could fall below their carrying value resulting in the necessity to conduct additional goodwill impairment tests in future periods. We continually monitor the reporting units for impairment indicators and update assumptions used in the most recent calculation of the estimated fair value of a reporting unit as appropriate.
Results of Operations
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. We believe that a reader’s understanding of our results of operations will be enhanced by review of a comparison between our audited results for the fiscal year ended December 31, 2016, referred to as calendar year 2016, and our unaudited results for the fiscal year ended December 31, 2015, referred to as calendar year 2015. Accordingly we present our discussion and analysis under “Results of Operations” below based on comparisons of the results for such periods, as well as based on a comparison of the results of the nine month period ended December 31, 2015 compared to nine months ended December 28, 2014 (unaudited).
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that management uses in managing the business are sales, income before interest and income taxes, and cash flows.
Group Sales and Cost of Sales include intergroup sales and profit. Corporate and Eliminations includes intergroup sales and profit eliminations and corporate expenses.
The information presented in the Results of Operations compares the audited results for the calendar year ended December 31, 2016 to the unaudited results for the calendar year ended December 31, 2015, and compares the audited results for the nine-month transition period ended December 31, 2015 to the unaudited results for the nine-month period ended December 28, 2014 so as to maintain a consistent comparison between periods.

Calendar Year Ended December 31, 2016 Compared to Calendar Year December 31, 2015 (Unaudited)
Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
(in millions)		(Unaudited)
Flight Systems Group	$1,496	$1,470	$26	1.8%
Defense Systems Group	1,823	1,820	3	0.2
Space Systems Group	1,238	1,165	73	6.3
Corporate and Eliminations	(102)	(92)	(10)	(10.9)
Total sales	$4,455	$4,363	$92	2.1%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.   The increase in sales was primarily due to the Antares return to flight, added missions, and inclusion of a full year of Orbital results in the year ended December 31, 2016, whereas the year ended December 31, 2015 only included the Orbital's results after February 9, 2015 (the Merger date). Additionally, growth in Aerospace Structures programs was partly offset by a decrease in tactical missile volume and a favorable contract close out adjustment in the year ended December 31, 2015 that did not reoccur in the year ended December 31, 2016.
Defense Systems Group.  Sales were relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015. The Missile Products Division contracts experienced an increase in activity , which was offset by a decline in non-standard ammunition sales during the year within the Small Caliber Systems Division.
Space Systems Group.   The increase in sales for the year ended December 31, 2016 was primarily due to including a full year of Orbital results whereas the year ended December 31, 2015 only included Orbital's results after the Merger date. Additionally, the year ended December 31, 2015 included unfavorable profit adjustments related to the Commercial Satellites Division that did not reoccur in the year ended December 31, 2016.
Corporate and Eliminations. The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which are eliminated in consolidation.
Cost of Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
(in millions)		(unaudited)
Flight Systems Group	$1,117	$1,119	$(2)	(0.2)%
Defense Systems Group	1,471	1,460	11	0.8
Space Systems Group	1,010	969	41	4.2
Corporate and Eliminations	(128)	(83)	(45)	(54.2)
Total cost of sales	$3,470	$3,465	$5	0.1%
The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.    Cost of sales remained relatively flat.
Defense Systems Group.    The slight increase for the year ended December 31, 2016 was primarily driven by higher costs associated with certain Armament Systems and Missile Products Divisions contracts.
Space Systems Group.    The increase in cost of sales for the year ended December 31, 2016 was primarily due to including a full year of activity of the Orbital Sciences business.
Corporate and Eliminations. The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which are eliminated in consolidation.

Operating Expenses

	Years Ended
	December 31, 2016	As a % of Sales	December 31, 2015	As a % of Sales	Change
			(Unaudited)
Research and development	$116	2.6%	$109	2.5%	$7
Selling	107	2.4	109	2.5	(2)
General and administrative	290	6.5	359	8.2	(69)
Goodwill impairment	—	—	34	0.8	(34)
Total	$513	11.5%	$611	14.0%	$(98)
Operating expenses decreased $98 million primarily due to transaction fees for advisory, legal and accounting services in connection with the Distribution and Merger during the year ended December 31, 2015 that did not reoccur in the year ended December 31, 2016. During the first quarter of calendar 2015, we recorded a goodwill impairment charge of $34 million pertaining to our Space Components division in our Space Systems Group, in connection with our annual goodwill impairment test. Additional reductions in general and administrative costs in the Propulsion Systems Division lowered general and administrative costs overall, as a percentage of revenue.
Net Interest Expense
Net interest expense for the year ended December 31, 2016 was $68 million, a decrease of $13 million compared to $81 million during the year ended December 31, 2015. The decrease was primarily due to accelerated amortization of deferred debt issuance costs related to refinancing our debt during the year ended December 31, 2015 that did not reoccur in the year ended December 31, 2016.
Income Taxes (from Continuing Operations)

	Years Ended
	December 31, 2016	Effective Rate	December 31, 2015	Effective Rate	Change
			(Unaudited)
Income taxes	$111	27.5%	$83	36.4%	$28
The decrease in the current year tax rate is due to increased benefits from the Domestic Manufacturing Deduction ("DMD") and the research and development ("R&D") tax credit, the true-up of prior year taxes, the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns and the absence of goodwill impairment and non-deductible transaction costs which increased the tax rate in the prior period, partially offset by an increase in valuation allowance.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for December 31, 2016 of 27.5% differs from the federal statutory rate of 35.0% due to the DMD, the R&D tax credit, true-up of prior year taxes and the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns, partially offset by the change in valuation allowance and state income taxes, which increased the tax rate.
The effective tax rate for the year ended December 31, 2015 of 36.4% differs from the federal statutory rate of 35.0% due to the impact of goodwill impairment, non-deductible transaction costs, and state income taxes offset by the DMD, the R&D tax credit, and true-up of prior year taxes.
Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 28, 2014 (Unaudited)
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

Sales

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$1,142	$766	$376	49.1%
Defense Systems Group	1,320	1,333	(13)	(1.0)
Space Systems Group	977	223	754	338.8
Corporate and Eliminations	(48)	(180)	132	73.3
Total sales	$3,391	$2,142	$1,249	58.4%
The fluctuation in sales was driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.   The increase in sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment, now referred to as the Launch Vehicles Division, in our sales for the nine months ended December 31, 2015, as a result of the Merger. Launch Vehicles Division sales were approximately $430 million in the nine months ended December 31, 2015. Intragroup revenue eliminations increased $48 million primarily attributable to contract activity between the Launch Vehicles Division and the other divisions in Flight Systems Group.
Defense Systems Group.   The decrease in sales was driven primarily by reduced sales of $11 million in the Small Caliber Systems, $5 million in Defense Electronic Division and $34 million in Missile Products largely due to lower sales volumes. The decrease in sales was offset by an increase of $45 million in Armament Systems revenues that reflected increased foreign sales.
Space Systems Group.    The increase in sales was primarily due to the inclusion of Orbital's former Advanced Programs Group and Satellite and Space Systems segments in our sales for the nine months ended December 31, 2015, as a result of the Merger. The legacy Orbital Advanced Programs Group and Satellite and Space and Systems Group businesses generated sales of approximately $811 million in the nine months ended December 31, 2015.
Corporate and Eliminations. The change in corporate and eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Cost of Sales

	Nine Months Ended
	December 31, 2015	December 28, 2014	$ Change	% Change
		(unaudited)
Flight Systems Group	$875	$599	$276	46.1%
Defense Systems Group	1,068	1,079	(11)	(1.0)
Space Systems Group	811	183	628	342.4
Corporate and Eliminations	(37)	(197)	160	81.3
Total cost of sales	$2,717	$1,664	$1,053	63.3%
The fluctuation in cost of sales was driven by program-related changes within the groups and the impact of the Merger as described below.
Flight Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Launch Vehicles segment in our cost of sales for the nine months ended December 31, 2015, as a result of the Merger.
Defense Systems Group.  The decrease in cost of sales was driven primarily by lower sales volume in the Small Caliber Systems Division, partially offset by an increase in Armament Systems Division cost of sales that reflected increased foreign sales.
Space Systems Group.    The increase in cost of sales was primarily due to the inclusion of Orbital's former Advanced Programs and Satellite and Space Systems segments in our cost of sales for the nine months ended December 31, 2015, as a result of the Merger.

Corporate and Eliminations. The change in Corporate and Eliminations was driven primarily by lower intergroup sales from Defense Systems Group, due to the spin-off of Vista Outdoor as a result of the Distribution.
Operating Expenses

	Nine Months Ended
	December 31, 2015	As a % of Sales	December 28, 2014	As a % of Sales	Change
			(unaudited)
Research and development	$83	2.5%	$24	1.1%	$59
Selling	88	2.6	69	3.2	19
General and administrative	220	6.5	165	7.8	55
Total	$391	11.6%	$258	12.1%	$133
Operating expenses increased by $133 million in the nine months ended December 31, 2015 compared to the nine months ended December 28, 2014 primarily due to inclusion of Orbital's research and development costs, selling expenses and general and administrative expenses in the nine months ended December 31, 2015. Additionally, we recorded restructuring costs of $28 million in the 2015 transition period principally in connection with the consolidation of corporate facilities.
Net Interest Expense
Net interest expense for the 2015 transition period was $61 million, a decrease of $7 million compared to the 2014 comparable nine-month period. The decrease was primarily due to the impact of a decrease in outstanding debt as a result of the repayment of certain indebtedness in connection with the Distribution and Merger, partially offset by accelerated amortization of deferred debt issuance costs related to refinancing our debt during the nine months ended December 31, 2015.
Income Taxes (from Continuing Operations)

	Nine Months Ended
	December 31, 2015	Effective Rate	December 28, 2014	Effective Rate	Change
			(unaudited)
Income taxes	$87	31.9%	$42	27.5%	$45
The increase in the current period tax rate is primarily due to the absence of favorable true-ups of prior year taxes in the prior-year period, partially offset by a discrete revaluation of deferred tax liabilities resulting from a change in state tax apportionment method in the current-year period.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for the 2015 transition period of 31.9% differs from the federal statutory rate of 35.0% due to the DMD, the R&D tax credit and true-up of prior year taxes, partially offset by the change in valuation allowance, state income taxes and changes in prior-year contingent tax liabilities, which increased the rate.
The effective tax rate for the 2014 comparable period of 27.5% differs from the federal statutory rate of 35.0% due to DMD, the R&D tax credit, a true-up to prior year taxes and changes in prior year contingent tax liabilities, partially offset by state income taxes, which increased the tax rate.

Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a credit facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, cash dividends, share repurchases and acquisition or other activities.
Cash Flows Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

	Years Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2015	December 28, 2014
Cash provided by operating activities of continuing operations	$519	$450	$303	$44
Cash (used in) provided by investing activities of continuing operations	(183)	280	(111)	(59)
Cash used in financing activities of continuing operations	(240)	(748)	(227)	(216)
Net cash flows provided by (used in) continuing operations	$96	$(18)	$(35)	$(231)
Operating Activities
During the year ended December 31, 2016, net cash provided by operating activities of continuing operation was $519 million, compared to $450 million in 2015. The increase in operating cash flows resulted primarily from the net effect of a $147 million improvement in income from continuing operations partially offset by changes in working capital and other assets and liabilities. During the year ended December 31, 2016, changes in working capital and other assets and liabilities used $18 million of cash, comprised of an $88 million increase in net receivables, a $71 million decrease in pension and postemployment benefits, a $26 million decrease in contract loss reserve, a $9 million increase in inventories, a $5 million decrease in accrued compensation and a $7 million change in other assets and liabilities, offset by a $61 million increase in contract advances and allowances, a $50 million decrease in income taxes receivable, a $39 million increase in contract related liabilities and a $38 million increase in accounts payable.
During the year ended December 31, 2015, changes in working capital and other assets and liabilities used $14 million of cash, comprised a $61 million decrease in accounts payable, a $44 million decrease in contract loss reserve, a $19 million decrease in pension and postemployment benefits, an $18 million decrease in accrued compensation, a $14 million increase in income tax receivable, an $11 million decrease in contract advance and allowances and a $52 million change in other assets and liabilities, offset by an $130 million decrease in net receivables and a $75 million increase in contract related liabilities.
Net cash provided by operating activities of continuing operations increased $259 million in the 2015 transition period compared to the 2014 comparable period. This increase was primarily driven by the inclusion of Orbital's operating activities due to the Merger.
Investing Activities
Investing activities of continuing operations used cash of $183 million during the year ended December 31, 2016 compared to cash provided by investing activities of continuing operations of $280 million during the year ended December 31, 2015. This decrease was driven by the receipt of cash acquired in the Merger of $254 million and a cash dividend of $214 million paid by Vista Outdoor to us, less cash distributed to Vista Outdoor of $32 million in connection with the Distribution during the twelve months ended December 31, 2015. The decrease was also driven by higher capital expenditures of $31 million in the year ended December 31, 2016 offset by proceeds of $4 million from the sale of land during the year ended December 31, 2016.
Net cash used in investing activities of continuing operations increased $52 million in the 2015 transition period compared to the 2014 comparable period, primarily driven by the inclusion of Orbital's capital expenditure due to the Merger.

Financing Activities
Net cash used in financing activities decreased $508 million primarily due to higher debt payments, net, of $1,761 million related to our credit facility offset by proceeds of $1,200 million from the issuance of long-term debt in the twelve months ended December 31, 2015, partially offset by higher dividends paid and share repurchases during the twelve months ended December 31, 2016 of $13 million and $45 million, respectively.
Net cash used in financing activities increased $11 million in the 2015 transition period compared to the 2014 comparable period. This increase was due to increased share repurchases, dividends paid and higher debt payments of $1,063 million, partially offset by additional proceeds from issuance of debt in the 2015 transition period of $1,050 million.
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
During the year ended December 31, 2016, we paid quarterly dividends of $0.30 per share for all four quarters totaling approximately $70 million. On February 28, 2017, the Board of Directors declared a quarterly cash dividend of $0.32 per share. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.
In September 2015, we issued $400 million aggregate principal amount of our 5.50% Senior Notes due 2023 and we refinanced our then-existing senior credit facility (the "Former Credit Facility") with a new senior credit facility (the "Senior Credit Facility"), extending debt maturities and increasing our revolving debt capacity, which increased our liquidity. Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our revolving credit facilities, access to debt and equity markets, as well as potential future sources of funding, including additional bank financing and debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures and payment of dividends over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
At December 31, 2016, we had actual total indebtedness of $1,450 million, and a $1,000 million revolving credit facility provided for the potential of additional borrowings up to $818 million reduced for outstanding letters of credit of $182 million. There were no outstanding borrowings under the revolving credit facility at December 31, 2016.

Our indebtedness consisted of the following:

	December 31, 2016	December 31, 2015
Senior Credit Facility:
Term Loan A due 2020	$750	$790
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Carrying amount of long-term debt	1,450	1,490
Unamortized debt issuance costs:
Senior Credit Facility	5	6
5.25% Senior Notes due 2021	2	2
5.50% Senior Notes due 2013	5	6
Unamortized debt issuance costs	12	14
Long-term debt less unamortized debt issuance costs	1,438	1,476
Less: Current portion of long-term debt	40	40
Long-term debt	$1,398	$1,436
See Note 10, "Long-term Debt," to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for a detailed discussion of these borrowings.
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

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at December 31, 2016	2.11	10.55
_________________________________________

(1)	Not to exceed the required financial ratio.

(2)	Not to be below the required financial ratio.
The Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100 million of cash, divided by Covenant EBITDA (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters.
The Interest Coverage Ratio is Covenant EBITDA divided by interest expense (excluding non-cash charges).
Our debt agreements contain cross-default provisions so that non-compliance with the covenants within one debt agreement that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. Our ability to comply with these covenants and to meet and maintain the requisite financial ratios may be affected by events beyond our control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on us, including limitations on our ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity.
At December 31, 2016, we were in compliance with the covenants in all of our debt agreements.
Impact of the Restatement on Covenants
We entered into an extension agreement with our credit agreement lenders to extend, until June 30, 2017, the deadline under our credit agreement for filing with the Securities and Exchange Commission our Annual Report on Form 10-K for the

fiscal year ended December 31, 2016 and Form 10-Q for the first quarter of 2017. As a result of this extension, we are in compliance with our financial covenants as of the date of this filing.
Share Repurchases
On November 1, 2016, our Board of Directors authorized for repurchase to the lesser of $300 million or 4,000,000 million shares and extended the repurchase period to March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million and extended the repurchase period through March 31, 2018. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 1,570,333 shares for $124 million during the year ended December 31, 2016.
In accordance with the Transaction Agreement entered into on April 28, 2014, we did not repurchase any outstanding shares prior to the closing of the Distribution and Merger during fiscal 2015.
Authorized repurchases of our shares are subject to market conditions, our compliance with our debt covenants and the limitations imposed by the tax treatment of the Distribution and the related Tax Matters Agreement between us and Vista Outdoor. Our 5.25% Senior Notes and 5.50% Senior Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments to an amount based on our net income, stock issuance proceeds and certain other items since April 1, 2001, less restricted payments made since that date. At December 31, 2016, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met, subject to certain limited exceptions.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2016:

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Contractual obligations - by payment period:
Long-term debt	$1,450	$40	$80	$930	$400
Interest on debt (1)	268	50	93	81	44
Operating leases	385	77	136	106	66
Environmental remediation costs, net	24	2	—	5	17
Pension and other postretirement plan contributions	514	36	156	191	131
Total contractual obligations, net	$2,641	$205	$465	$1,313	$658
Other commercial commitments - by expiration period:
Letters of credit	$182	$75	$43	$28	$36
_________________________________________

(1)
Includes interest on variable rate debt calculated based on the minimum required rate for LIBOR based loans under the Credit Agreement as of December 31, 2016. Variable rate debt was 52% of our total debt at December 31, 2016.

The total liability for uncertain tax positions at December 31, 2016 was $121 million (see Note 14, Income Taxes), $11 million of which could be paid within 12 months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent uncertain tax position obligations.
Pension plan contributions are an estimate of our minimum funding requirements through 2026 to provide pension benefits for employees based on expected actuarial estimated service accruals through 2026 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions and regulations. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.

Contingencies
Litigation.    From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows. See Item 3, "Legal Proceedings" and Note 16, Contingencies, to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" of this report for additional information.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that we expect to recover. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows. We expect that a portion of the environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. There were no material insurance recoveries related to environmental remediation during any of the periods presented.
Factors that could significantly change the estimates on environmental liabilities include:

•	the adoption, implementation and interpretation of new laws, regulations or cleanup standards,

•	advances in technologies,

•	outcomes of negotiations or litigation with regulatory authorities and other parties,

•	additional information about the ultimate remedy selected at new and existing sites,

•	adjustment of our share of the cost of such remedies,

•	changes in the extent and type of site utilization,

•	the discovery of new contamination,

•	the number of parties found liable at each site and their ability to pay,

•	more current estimates of liabilities for these contingencies, or

•	liabilities associated with resource restoration as a result of contamination from past practices.
See Note 16, Contingencies, to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" of this report for additional information.
New Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" of this report for discussion of new accounting pronouncements.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure primarily relates to changes in interest rates, foreign currency exchange rates and certain commodity prices. To mitigate the risks from interest rate exposure, we occasionally enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We also use derivatives to hedge foreign currency exchange rates and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding financial instruments is contained in Notes 1, Summary of Significant Accounting Policies, and 3 Derivative Financial Instruments, to the consolidated financial statements.
Currently, our primary interest rate exposures relate to variable rate debt. We measure market risk related to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates. We use current market rates on our debt portfolio to perform the sensitivity analysis. The potential change in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential change in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on our analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or our results of operations or cash flows.
With respect to our ammunition business, we have a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape and our financial results. If commodity costs increase, and if we are unable to offset these increases with ongoing manufacturing efficiencies and price increases, our future results from operations and cash flows would be materially impacted.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of equity, and of cash flows for the year ended December 31, 2016 and for the nine months ended December 31, 2015 present fairly, in all material respects, the financial position of Orbital ATK, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the nine months ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) an ineffective control environment, as the Company did not establish and maintain accounting policies and procedures related to complex transactions, (ii) not maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience, and training, (iii) not maintaining controls over the integration of accounting operations of combined businesses including the preparation, analysis and review of accounts, (iv) an ineffective control environment at its Defense Systems Group and its Small Caliber Systems Division, and (v) not designing and maintaining controls at the Small Caliber Systems Division related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue recognition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the date on which it conducts its annual goodwill impairment test and the manner in which it classifies debt issue costs in 2016.
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
April 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows and equity of Orbital ATK, Inc. and subsidiaries (the "Company") for the year ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Orbital ATK, Inc. and subsidiaries for the year ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements have been restated to correct misstatements.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
May 29, 2015 (February 23, 2017 as to the effects of the restatement discussed in Note 1)

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Sales	$4,455	$3,391	$3,113
Cost of sales	3,470	2,717	2,412
Gross profit	985	674	701
Operating expenses:
Research and development	116	83	49
Selling	107	88	90
General and administrative	290	220	305
Goodwill impairment	—	—	34
Gain on settlement	—	50	—
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	472	333	223
Interest expense, net	(68)	(61)	(89)
Loss on extinguishment of debt	—	—	(27)
Income (loss) from continuing operations, before income taxes and noncontrolling interest	404	272	107
Income taxes	111	87	37
Income (loss) from continuing operations, before noncontrolling interest	293	185	70
Less net income attributable to noncontrolling interest	—	—	—
Income (loss) from continuing operations of Orbital ATK, Inc.	293	185	70
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	205
Income taxes	—	(1)	80
Income from discontinued operations	—	1	125
Net income attributable to Orbital ATK, Inc.	$293	$186	$195

Basic earnings (loss) per common share from:
Continuing operations	$5.05	$3.12	$1.96
Discontinued operations	—	0.02	3.53
Net income attributable to Orbital ATK, Inc.	$5.05	$3.14	$5.49
Weighted-average number of common shares outstanding	58	59	35
Diluted earnings (loss) per common share from:
Continuing operations	$5.01	$3.09	$1.93
Discontinued operations	—	0.02	3.46
Net income attributable to Orbital ATK, Inc.	$5.01	$3.11	$5.39
Weighted-average number of diluted common shares outstanding	58	60	36
Cash dividends per common share	$1.20	$0.78	$1.28
Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Amounts in millions, except per share data)	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Net income (loss)	$293	$186	$195
Other comprehensive income
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income	(27)	(21)	(30)
Net actuarial loss for pension and postretirement benefit plans recorded to net income	127	114	22
Valuation adjustment for pension and postretirement benefit plans	(79)	8	(364)
Change in fair value of derivatives	12	(2)	5
Other	2	1	—
Realization of cumulative translation adjustment	—	—	(37)
Income tax expense (benefit)	(13)	(38)	141
Other comprehensive income (loss), net of tax	22	62	(263)
Comprehensive income (loss)	315	248	(68)
Comprehensive income attributable to non-controlling interests in Orbital ATK, Inc.	—	—	—
Comprehensive income (loss) attributable to Orbital ATK, Inc.	$315	$248	$(68)

ORBITAL ATK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Amounts in millions, except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$200	$104
Net receivables	1,741	1,671
Net inventories	215	213
Income taxes receivable	—	51
Other current assets	79	90
Total current assets	2,235	2,129
Net property, plant and equipment	816	762
Goodwill	1,832	1,828
Net intangibles	98	147
Deferred income taxes	254	319
Other noncurrent assets	183	139
Total assets	$5,418	$5,324
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	175	131
Contract-related liabilities	394	381
Contract loss reserve	197	236
Contract advances and allowances	233	172
Accrued compensation	120	128
Other current liabilities	183	166
Total current liabilities	1,342	1,254
Long-term debt	1,398	1,436
Pension and postemployment benefits	744	821
Other noncurrent liabilities	117	127
Total liabilities	3,601	3,638
Commitments and contingencies (Notes 13, 15 and 16)
Stockholders' Equity
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 57,487,466 shares held at December 31, 2016 and 58,729,995 shares held at December 31, 2015	1	1
Additional paid-in-capital	2,175	2,188
Retained earnings	1,266	1,043
Accumulated other comprehensive loss	(764)	(786)
Common stock in treasury, at cost— 11,447,558 shares held at December 31, 2016 and 10,205,029 shares held at December 31, 2015	(872)	(771)
Total Orbital ATK, Inc. stockholders' equity	1,806	1,675
Noncontrolling interest	11	11
Total equity	1,817	1,686
Total liabilities and equity	$5,418	$5,324
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Nine Months Ended	Year Ended
(Amounts in millions)	December 31, 2016	December 31, 2015	March 31, 2015
Operating Activities
Continuing operations:
Net income	$293	$186	$195
Net income from discontinued operations	—	(1)	(125)
Income from continuing operations	293	185	70
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	116	89	73
Amortization of intangible assets	43	33	9
Amortization of debt discount	—	—	3
Amortization and write-off of deferred financing costs	2	13	5
Goodwill impairment	—	—	34
Fixed asset impairment	10	8	17
Loss on the extinguishment of debt	—	—	27
Deferred income taxes	42	58	12
Loss on disposal of property	6	11	2
Share-based plans expense	21	19	25
Excess tax benefits from share-based plans	—	(5)	(7)
Other	4	—	—
Changes in assets and liabilities:
Net receivables	(88)	17	10
Net inventories	(9)	(16)	14
Income taxes receivable	50	(19)	(31)
Accounts payable	38	(29)	56
Contract advances and allowances	61	(1)	(6)
Contract loss reserve	(26)	(27)	(74)
Accrued compensation	(5)	(10)	(31)
Contract-related liabilities	39	(19)	95
Pension and postemployment benefits	(71)	(4)	(42)
Other assets and liabilities	(7)	—	(70)
Cash provided by operating activities of continuing operations	519	303	191
Cash provided by operating activities of discontinued operations	—	—	120
Cash provided by operating activities	519	303	311
Investing Activities
Continuing operations:
Capital expenditures	(187)	(105)	(113)
Cash acquired in Merger with Orbital	—	—	254
Cash dividend (refunded to) received from Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	(6)	189
Proceeds from the disposition of property, plant and equipment	4	—	2
Cash (used in) provided by investing activities of continuing operations	(183)	(111)	332
Cash used in investing activities of discontinued operations	—	—	(31)
Cash (used in) provided by investing activities	(183)	(111)	301
Financing Activities
Continuing operations:
Credit facility borrowings	930	745	878
Credit facility payments	(930)	(745)	(878)
Payments made on bank debt	(40)	(25)	(58)
Payments made to extinguish debt	—	(1,274)	(777)
Proceeds from issuance of long-term debt	—	1,200	150
Payments made for debt issue costs	—	(10)	(1)

Purchase of treasury shares	(134)	(81)	(17)
Dividends paid	(70)	(46)	(41)
Proceeds from employee stock compensation plans	4	4	—
Excess tax benefits from share-based plans	—	5	7
Cash used in financing activities of continuing operations	(240)	(227)	(737)
Effect of foreign currency exchange rate fluctuations on cash	—	—	(3)
Increase (Decrease) in cash and cash equivalents	96	(35)	(128)
Cash and cash equivalents at beginning of period	104	139	267
Cash and cash equivalents at end of period	$200	$104	$139

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$62	$41	$78
Cash paid for income taxes, net	$36	$26	$143
Noncash financing activity:
Issuance of shares for noncash assets and liabilities of Orbital	$—	$—	$1,504
Noncash investing activity:
Capital expenditures included in accounts payable of continuing operations	$7	$5	$3

   See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions except share data)	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, March 31, 2014	31,842,642	$1	$534	$2,544	$(681)	$(732)	$11	$1,677
Comprehensive income (loss)	—	—	—	195	(263)	—	—	(68)
Restricted stock grants	128,316	—	(11)	—	—	11	—	—
Share-based compensation	—	—	25	—	—	—	—	25
Shares issued net of treasury stock withheld	150,658	—	(19)	—	—	9	—	(10)
Tax benefit related to share based plans and other	—	—	6	—	—	—	—	6
Dividends	—	—	—	(57)	—	—	—	(57)
Employee benefit plans and other	(73,179)	—	1	—	—	(7)	—	(6)
Convertible debt premium, net of tax of $43	20,678	—	(112)	—	—	—	—	(112)
Distribution of Sporting Group	—	—	—	(1,788)	96	—	—	(1,692)
Merger with Orbital	27,358,827	—	1,758	—	—	—	—	1,758
Balance, March 31, 2015	59,427,942	1	2,182	894	(848)	(719)	11	1,521
Comprehensive income	—	—	—	186	62	—	—	248
Exercise of stock options	121,477	—	(5)	—	—	9	—	4
Restricted stock grants	67,529	—	(7)	—	—	7	—	—
Share-based compensation	—	—	20	—	—	—	—	20
Treasury stock purchased	(1,008,445)	—	—	—	—	(76)	—	(76)
Shares issued net of treasury stock withheld	125,717	—	(15)	—	—	10	—	(5)
Tax benefit related to share based plans and other	—	—	11	—	—	—	—	11
Distribution of Sporting Group	—	—	—	(6)	—	—	—	(6)
Dividends	—	—	—	(31)	—	—	—	(31)
Employee benefit plans and other	(4,225)	—	2	—	—	(2)	—	—
Balance, December 31, 2015	58,729,995	1	2,188	1,043	(786)	(771)	11	1,686
Comprehensive income	—	—	—	293	22	—	—	315
Exercise of stock options	32,175	—	(2)	—	—	2	—	—
Restricted stock grants	176,800	—	(13)	—	—	13	—	—
Share-based compensation	—	—	21	—	—	—	—	21
Treasury stock purchased	(1,570,333)	—	—	—	—	(124)	—	(124)
Shares issued net of treasury stock withheld	172,582	—	(16)	—	—	12	—	(4)
Tax adjustments and benefit related to share based plans	—	—	(4)	—	—	—	—	(4)
Dividends	—	—	—	(70)	—	—	—	(70)
Employee benefit plans and other	(53,753)	—	1	—	—	(4)	—	(3)
Balance, December 31, 2016	57,487,466	$1	$2,175	$1,266	$(764)	$(872)	$11	$1,817
See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions except share and per share data and unless otherwise indicated)
1. Summary of Significant Accounting Policies
Nature of Operations.  Orbital ATK, Inc. (the "Company") is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations and prime contractors. The Company is headquartered in Dulles, Virginia and has operating locations throughout the United States. The Company was incorporated in Delaware in 1990.
On February 9, 2015, the Company completed a tax-free spin-off of and distribution of its former Sporting Group to its stockholders (the "Distribution") as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a Company subsidiary with Orbital (the "Merger"). These transactions are discussed in greater detail in Note 4, Merger and Divestiture. Following the Distribution and Merger, the Company changed its name from Alliant Techsystems Inc. to Orbital ATK, Inc.
As a result of the Distribution, the Sporting Group is reported as a discontinued operation for all prior periods presented. The Company used the acquisition method to account for the Merger; accordingly, the results of Orbital are included in the Company's consolidated financial statements since the date of the Merger.
Basis of Presentation.  The consolidated financial statements of the Company include all majority-owned affiliates. Intercompany transactions and accounts have been eliminated. The business formerly comprising Sporting Group is presented as discontinued operations - See Note 4. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation, specifically "Postretirement and postemployment benefits" was aggregated into "Pension and postemployment benefits" in the Company's consolidated balance sheets. The consolidated financial statements for the nine-month transition period ended December 31, 2015 ("2015 transition period") and the fiscal year ended March 31, 2015 (see below for discussion of fiscal year) were previously restated and included in Amendment No. 1 to the Company’s Transition Report on Form 10-K/A for the nine-month period ending December 31, 2015 filed with the Securities and Exchange Commission on February 24, 2017.
Fiscal Year.  Beginning January 1, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, for the previous fiscal period ended December 31, 2015, in these consolidated statements, including the notes thereto, the financial results are for a nine-month transition period ended December 31, 2015. Audited results for the twelve months ended December 31, 2016 and March 31, 2015 are for a twelve-month period. All references herein to a fiscal year prior to December 31, 2015 refer to the twelve months ended March 31 of such year.
Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
Revenue Recognition. The Company's sales come primarily from contracts with agencies of the U.S. Government and its prime contractors and subcontractors. The various U.S. Government customers, including the U.S. Navy, U.S. Army, NASA and the U.S. Air Force, make independent purchasing decisions. Consequently, each agency is regarded as a separate customer.
Contracts — Substantially all of the Company's sales are accounted for as long-term contracts. Sales under long-term contracts are accounted for under the percentage-of-completion method and include cost-plus and fixed-price contracts. Sales under cost-plus contracts are recognized as costs are incurred. Sales under fixed-price contracts are either recognized as the actual cost of work performed relates to the estimate at completion ("cost-to-cost") or based on results achieved, which usually coincides with customer acceptance ("units-of-delivery"). The majority of the Company's total revenue is accounted for using the cost-to-cost method of accounting.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, termination of commercial contracts in the event of a lack of end user demand, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or annual results of operations. Aggregate net changes in contract estimates recognized using the cumulative catch-up method of accounting increased operating income by approximately $81 million for the year ended December 31, 2016, approximately $38 million in the 2015 transition period, and approximately $92 million in fiscal 2015. Estimated costs to complete on loss contracts at December 31, 2016 and 2015 are $1,333 million and $1,392 million, respectively.
Contracts may contain provisions to earn incentive and award fees if specified targets are achieved as well as penalty provisions related to performance. Incentive and award fees and penalties that can be reasonably estimated and are probable are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.
Other — Sales not recognized under the long-term contract method are recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred and payment is reasonably assured. Sales are reduced for allowances and price discounts.
Operating Expenses.    Research and development, selling and general and administrative costs are expensed in the period incurred. Research and development costs include costs incurred for experimentation and design testing. Selling costs include bid and proposal efforts related to products and services. Costs that are incurred pursuant to contractual arrangements are recorded over the period that revenue is recognized, consistent with the Company's contract accounting policy.
Environmental Remediation and Compliance.    Costs associated with environmental compliance, restoration and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration and monitoring costs relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. The Company expects that a portion of its environmental remediation costs will be recoverable under U.S. Government contracts and has recorded a receivable equal to the present value of the amounts the Company expects to recover.
The Company's engineering, financial and legal specialists estimate, based on current law and existing technologies, the cost of each environmental liability. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable. The Company's estimates for environmental obligations are dependent on, and affected by, the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, methods of remediation available, the technology that will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, changes in environmental laws and regulations, future technological developments, and the timing of expenditures; accordingly, the Company periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.
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
Net Inventories.    Inventories are stated at the lower of cost or market. Inventoried costs relating to contracts in progress are stated at actual production costs, including factory overhead, initial tooling and other related costs incurred to date, reduced by amounts associated with recognized sales. Recorded amounts for raw materials, work in process and finished goods are generally determined using the average cost method.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting for Goodwill and Identifiable Intangible Assets.
Goodwill — Historically, the Company has tested goodwill for impairment on January 1 or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. During 2015, the Company changed its fiscal year end to December 31st and as a result, has changed the timing of impairment testing, primarily in order to better align the timing with our annual operating plan, forecasting and budgeting process, to the first day of the fourth quarter and whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The 2016 impairment analysis date was October 3rd. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
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
Identifiable Intangible Assets — The Company's primary identifiable intangible assets consist of contract backlog intangible assets recorded as part of the Orbital merger transaction, discussed in Note 4, Merger and Divestiture. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized and are tested for impairment annually on the first day of the fourth quarter, or more frequently if events warrant.
Dividends Payable. On February 27, 2017, the Board of Directors declared a quarterly cash dividend of $0.32 per share. The dividend was paid March 24, 2017 to stockholders of record at March 9, 2017.
Treasury Stock. Under the Company's share repurchase program, the Company can repurchase common stock to be held in treasury. Treasury stock is accounted for using the cost method. Shares held in treasury may be reissued to satisfy (i) the payment of performance awards, total stockholder return performance awards ("TSR awards") and restricted stock units, (ii) the grant of restricted stock and (iii) the exercise of stock options. When treasury stock is reissued, the value is determined using a weighted-average basis.
Stock-based Compensation.    The Company's stock-based compensation plans, which are described more fully in Note 17, Stock Based Compensation, provide for the grant of various types of stock-based incentive awards, including performance awards, TSR awards, restricted stock and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on the Company's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on the Company's results of operations.
Performance awards are valued at the fair value of the Company stock at the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. The Company uses an integrated Monte Carlo simulation model to determine the fair value of the TSR awards and the calculated fair value is recognized in income over the vesting period, which approximates the service period. Restricted stock issued vests over periods ranging from one to three years and is valued based on the market value of the Company stock on the grant date. The estimated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

grant date fair value of stock options is recognized in income on a straight-line basis over the requisite service period, generally one to three years. The estimated fair value of each option is calculated using the Black-Scholes option-pricing model.
Income Taxes.    Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income taxes and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that the Company's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to those positions are also recorded in the consolidated financial statements. To the extent the Company's assessment of the tax outcome of these matters changes, such change in estimate will impact income taxes in the period of the change. It is the Company's policy to record any interest and penalties related to income taxes as part of the income taxes for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis the Company takes into account the amount and character of the income to determine if the carryforwards will be realized. Significant estimates and judgments are required for this analysis. Changes in the amounts of valuation allowance are recorded in tax expense in the period when the change occurs.
Derivative Instruments and Hedging Activities.    From time to time, the Company uses derivative instruments, consisting mainly of commodity forward contracts to hedge forecasted purchases of certain commodities, foreign currency exchange contracts to hedge forecasted transactions denominated in a foreign currency and interest rate swaps to manage interest rate risk on debt. The Company does not hold or issue derivatives for trading purposes. At the inception of each derivative instrument, the Company documents the relationship between the derivative instrument and the hedged item, as well as its risk-management objectives and strategy for undertaking the hedge transaction. The Company assesses, both at the derivative's inception and on an ongoing basis, whether the derivative instrument is highly effective in offsetting changes in the fair value of the hedged item. Derivatives are recognized on the balance sheet at fair value. The effective portion of changes in fair value of derivatives designated as cash flow hedges are recorded to accumulated OCI and recognized in earnings in the same account in which the hedged item is recognized when the hedged item impacts earnings, and the cash flows from the effective portion of cash flow hedges are classified in the same section of the cash flows as the hedged item. The ineffective portion of derivatives designated as cash flow hedges and changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings, and the cash flows from the ineffective portion of cash flow hedges are classified as investing activities. The Company's current derivatives are designated as cash flow hedges. See Note 3, Derivative Financial Instruments for further details.
Earnings Per Share Data.    Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares outstanding for each period. Common equivalent shares represent the effect of stock-based awards (see Note 17, Stock-Based Compensation) during each period presented, which, if exercised or earned, would have a dilutive effect on earnings per share.
Fair Value of Non-financial Instruments.    The carrying amounts of receivables, inventory, accounts payable, accrued liabilities and other current assets and liabilities, approximate fair values due to the short maturity of these instruments. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.
Accounting Standards Updates Adopted
During calendar year 2016, the Company adopted the following Accounting Standard Updates (ASUs):
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Amendments to the Consolidation Analysis, which simplifies the consolidation evaluation process by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective for interim and annual periods beginning after December 15, 2015. The ASU became effective for the Company in the quarter ended April 3, 2016 and the adoption did not have a material impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, and in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. These ASUs more closely align the treatment of debt issuance costs with debt discounts and premiums and requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt. The

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amendments in these ASUs became effective retrospectively for the Company in the quarter ended April 3, 2016. The adoption of these new standards impacted the presentation of the net debt issuance costs included in Note 10, Long-term Debt. This resulted in a reclassification of debt issuance costs related to the Company's notes of $14 million from "Other noncurrent assets" to "Long-term debt, net of current portion" in the Company's consolidated balance sheets as of December 31, 2015.
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Such investments should be disclosed separate from the fair value hierarchy. This ASU became effective retrospectively for the Company beginning in the quarter ended April 3, 2016. The adoption of this new standard did not have an impact on the Company's consolidated financial statements but impacted certain disclosures reflected in the notes to the accompanying consolidated financial statements. The new standard removed the fair value hierarchy disclosure for the Company's investment in marketable securities.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, which requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase a greater number of an employee's shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company elected to early adopt this ASU in the quarter ended April 3, 2016. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Updates Issued But Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now will be effective for annual reporting periods beginning after December 15, 2017. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company commenced their evaluation of the impact of the ASU in 2016, by evaluating its impact on selected contracts at each of the business segments. With this baseline understanding, the Company developed a project plan to evaluate the portfolio of contracts across business segments, develop processes and tools to report financial results under the ASU, and assess the internal control structure in order to adopt the ASU on January 1, 2018. Under the new standard, the Company expects to continue using the cost-to-cost percentage of completion method to recognize revenue for most of its long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet quantified the impact of the new standard or selected a transition method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires leasees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous generally accepted accounting principles in the United States ("U.S. GAAP"). The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company currently is evaluating the provisions of ASU 2016-02 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The guidance clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. It addresses eight specific cash flows where there currently exists diversity in the way these cash flows are reported. They are: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance (COLI) Policies including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. As an example, for item (1) the cash flows will be classified as financing activities; for item (3) contingent payments made soon after the acquisition will be classified as investing activities and financing activities if made thereafter; and for item (5) cash payments made to settle COLI policies will be classified as investing activities and premium payments may be classified as cash outflows for investing, operating or a combination of both.
The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires retrospective application but if it is impracticable to do so for an issue, the amendments related to that issue will be applied prospectively. The Company is still evaluating the provisions of ASU 2016-15 and its impact on the consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control. This ASU amends the consolidation guidance issued under ASU 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis for those entities that are the single decision maker of a VIE such that a single decision marker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interest in their entirety. Instead, they are required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. Effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The adoption method varies depending on which aspect is relevant/being adopted. This ASU is required to be adopted in conjunction with ASU 2015-02 and those entities that have already adopted ASU 2015-02 are required to apply the amendments in this update retrospectively through initial adoption. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is still evaluating the provisions of ASU 2016-18 and its impact on the consolidated statement of cash flows.
Other new pronouncements issued but not effective for the Company until after December 31, 2016 are not expected to have a material impact on the Company's continuing financial position, results of operations or liquidity.
2. Fair Value of Financial Instruments
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
Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, the Company periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds three interest rate swaps with a total notional value of $250 million. These swaps are valued

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
Long-term Debt — The fair value of the variable-rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed-rate debt is based on market quotes for each issuance. The Company considers these to be Level 2 instruments.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At December 31, 2016 and 2015, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis (in millions):

	December 31, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$9	$—
Liabilities:
Derivatives	$—	$1	$—

	December 31, 2015
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$4	$—
Liabilities:
Derivatives	$—	$8	$—
Recorded carrying amount and fair value of debt was as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$700	$727	$700	$713
Variable rate debt	$750	$746	$790	$788
Investments in marketable securities — The Company's investments in marketable securities represent investments held in a common collective trust ("CCT") that primarily invests in fixed income securities which are used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $13 million and $12 million at December 31, 2016 and 2015, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. Derivative Financial Instruments
The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400 million, of which $250 million remains outstanding, and receive one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. The Company performs assessments of the effectiveness of hedge instruments on a quarterly basis and has determined the hedges to be highly effective. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2016, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties. The Company does not anticipate nonperformance by counterparties and does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to market risks arising from adverse changes in commodity prices affecting the cost of raw materials and energy; interest rates and foreign exchange risks. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments. Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities, foreign currency exchange contracts are used to hedge forecasted transactions denominated in a foreign currency, and the Company periodically uses interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.
The Company enters into forward contracts for copper and zinc. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
The Company enters into foreign currency forward contracts to hedge forecasted transactions, denominated in foreign currencies. These transactions qualify as effective cash flow hedges and are designated as such. Ineffectiveness with respect to forecasted transactions is calculated based on changes in the forward rate until the anticipated purchase or cash receipt occurs; ineffectiveness of the hedge of the accounts payable is evaluated based on the change in fair value of its anticipated settlement.
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
Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows:

(Amounts in millions of pounds)	December 31,
	2016	2015
Copper	10	8
Zinc	3	2
At December 31, 2016, the Company had the following outstanding interest rate swap contracts (See Note 10, Long-term Debt for additional information):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
	(in millions)
Non-amortizing swap	$100	—	1.29%	0.77%	August 2017
Non-amortizing swap	$100	(1)	1.69%	0.77%	August 2018
Non-amortizing swap	$50	—	1.10%	0.77%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the Company had the following outstanding Euro currency forward contracts in place:

(Amounts in millions of Euros)	December 31,
	2016	2015
Euros Sold	33	68
Euros Purchased	45	13
Derivative instruments designated as hedging instruments in the consolidated balance sheets were as follows:

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
	Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
		(in millions)
Commodity forward contracts	Other current assets / Other current liabilities	$5	$—	$—	$4
Foreign currency forward contracts	Other current assets / Other current liabilities	3	3	—	1
Foreign currency forward contracts	Other noncurrent assets / Other noncurrent liabilities	1	1	—	—
Interest rate swap contracts	Other noncurrent assets / Other noncurrent liabilities	—	—	1	3
Total		$9	$4	$1	$8
Due to the customer contract requirements, the benefits associated with the commodity contracts may be passed on to the customer and not realized by the Company.
Gains and losses reclassified from AOCI in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows:

	Gain (Loss) Reclassified from AOCI
	Location	Amount
	(in millions)
Year Ended December 31, 2016
Commodity forward contracts	Cost of sales	$(3)
Interest rate swap contracts	Interest expense	(3)
Foreign currency forward contracts	Cost of sales	—
Nine Months Ended December 31, 2015
Commodity forward contracts	Cost of sales	(3)
Interest rate swap contracts	Interest expense	(3)
Foreign currency forward contracts	Cost of sales	(2)
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the year ended December 31, 2016 and the 2015 transition period; accordingly, the Company did not recognize any related gains or losses in the income statement.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4. Merger and Divestiture
On February 9, 2015, the Company completed the spin-off and Distribution of its former Sporting Group to its stockholders and merged with Orbital pursuant to a transaction agreement dated April 28, 2014 (the "Transaction Agreement"). The Company completed the Merger with Orbital in order to create a global aerospace and defense company with greater technical and industrial capabilities and increased financial resources. Both the Distribution and Merger were structured to be tax-free to U.S. stockholders for U.S. federal income tax purposes. Under the Transaction Agreement, a subsidiary of the Company merged with and into Orbital, with Orbital continuing as a wholly-owned subsidiary of the Company.

Pursuant to the Distribution, Company stockholders received two shares of Vista Outdoor for each share of Company common stock held. The Company distributed a total of approximately 63.9 million shares of Vista Outdoor common stock to its stockholders of record as of the close of business on February 2, 2015 the record date for the Distribution. As a result of the Distribution, Sporting Group is no longer reported within the Company’s results from continuing operations but is reported as a discontinued operation for all prior periods presented in accordance with ASC Topic 205, "Presentation of Financial Statements." Sales reported as discontinued operations were $1.8 billion for the year ended March 31, 2015.

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
Valuation of Net Assets Acquired
The following amounts represent the final determination (as of the Merger date) of the fair value of identifiable assets acquired and liabilities assumed in the Merger, including adjustments made to date during the one year measurement period from the date of the Merger:

Purchase Price:	(in millions)
Value of common shares issued to Orbital shareholders (1)	$1,749
Value of replacement equity-based awards to holders of Orbital equity-based awards (2)	9
Total purchase price	$1,758
Value of assets acquired and liabilities assumed:
Cash	$254
Net receivables	559
Net inventories	75
Intangibles	173
Property, plant and equipment	277
Deferred tax assets, net	65
Other assets	37
Goodwill	826
Accounts payable	(52)
Contract fair value liabilities	(131)
Other liabilities	(325)
Total purchase price	$1,758
_________________________________________

(1)
Equals 27 million Orbital ATK shares issued to Orbital shareholders multiplied by the Company's Merger-date share price of $63.94.(2)    The fair value of replacement equity-based awards attributable to pre-Merger service was recorded as part of the consideration transferred in the Merger.

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
Measurement Period Adjustments
In accordance with the Company's adoption of ASU 2015-16, measurement period adjustments pertaining to the Merger were recorded within the year ended December 31, 2016 and the 2015 transition period and were not retroactively reclassified to prior periods. Such measurement period adjustment amounts that were included in the aforementioned periods were not material.
Supplemental Pro Forma Data
The following unaudited supplemental pro forma data for the year ended March 31, 2015 presents consolidated information as if the Merger had been completed on April 1, 2013. The pro forma results were calculated by combining the results from continuing operations of the Company with the stand-alone results of Orbital for the pre-Merger periods, which were adjusted to eliminate historical sales between the companies and to account for certain costs which would have been incurred during this pre-Merger period:

(amounts in millions)	Year Ended March 31, 2015
Sales	$4,167
Income (loss) from continuing operations	155
Basic earnings (loss) per common share from continuing operations	$2.46
Diluted earnings (loss) per common share from continuing operations	2.43
The unaudited supplemental pro forma data above includes the following significant adjustments made to account for certain costs which would have been incurred if the Merger had been completed on April 1, 2013, as adjusted for the applicable income tax impact:

(amounts in millions)	Year Ended March 31, 2015
Amortization of acquired Orbital intangible assets (1)	$27
Interest expense adjustment (2)	(26)
Transaction fees for advisory, legal and accounting services (3)	(37)
_________________________________________

(1)	Added the amortization of acquired Orbital intangible assets recognized at fair value in purchase accounting and eliminated historical Orbital intangible asset amortization expense.

(2)	Reduced interest expense for the net reduction in debt of the Company and Orbital.

(3)	Added transaction fees for advisory, legal and accounting services to the first quarter of fiscal 2014. Costs were recorded in general and administrative expense.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Ongoing Business with Vista Outdoor
In conjunction with the Distribution, the Company entered into two supply agreements and one Transition Services Agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through 2017 or 2018, as applicable. The supply agreements, which are priced at arms-length, expire in 2017 (powder) and 2018 (ammunition) and may be extended in one-to-three year increments. Under the terms of the TSA, the Company provided Vista Outdoors with administrative services for 12 months following the Distribution and provided tax-related services for 18 months following the Distribution, extendable to 30 months. At the option of Vista Outdoor, the Company is currently providing tax-audit related services. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the two supply agreements were $238 million for year ended December 31, 2016, $138 million for the 2015 transition period and $19 million for the period from the date of the Distribution to March 31, 2015. Sales to Sporting Group, previously reported as intercompany sales and eliminated in consolidation (see Note 19, Operating Segment Information) were $171 million for the period April 1, 2014 through February 8, 2015.
5. Net Receivables
Net receivables, including amounts due under long-term contracts consisted of the following:

	December 31,
	2016	2015
	(in millions)
Billed receivables
U.S. Government contracts	$132	$122
Commercial and other	112	96
Unbilled receivables
U.S. Government contracts	806	808
Commercial and other	691	646
Less allowance for doubtful accounts	—	(1)
Net receivables	$1,741	$1,671
Receivable balances are shown net of customer progress payments received of $601 million at December 31, 2016 and $584 million at December 31, 2015.
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
At December 31, 2016 and 2015, the aggregate amount of contract-related unbilled receivables the Company does not expect to collect within the next 12 months was $287 million and $312 million, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Net Inventories
Net inventories consisted of the following:

	December 31,
	2016	2015
	(in millions)
Raw materials	$93	$88
Work/contracts in process	121	124
Finished goods	1	1
Net inventories	$215	$213
Changes in allowances for excess and obsolete inventory were as follows:

Balance, March 31, 2015	$17
Expense	3
Write-offs	—
Other adjustments	4
Balance, December 31, 2015	$24
Expense	—
Write-offs	(1)
Other adjustments	1
Balance, December 31, 2016	$24
7. Net Property, Plant and Equipment
Net property, plant and equipment consisted of the following:

	December 31,
	2016	2015
	(in millions)
Land	$29	$34
Buildings and other improvements	383	370
Machinery, equipment and other	1,313	1,290
Property not yet in service	212	134
Gross property, plant and equipment	1,937	1,828
Less accumulated depreciation	(1,121)	(1,066)
Net property, plant and equipment	$816	$762
Depreciation expense was $116 million for the year ended December 31, 2016, $89 million in the 2015 transition period and $73 million in fiscal 2015.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill, Net Intangibles and Other Noncurrent Assets
Changes in goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
	(in millions)
Balance, March 31, 2015	$798	$363	$701	$1,862
Measurement period adjustments	125	—	(159)	(34)
Balance, December 31, 2015	923	363	542	1,828
Measurement period adjustments	6	—	(2)	4
Balance, December 31, 2016	$929	$363	$540	$1,832
The results of the Company's annual goodwill impairment test in fiscal 2015 indicated that the net book value of Space Systems Group's, Space Components division exceeded the implied fair market value. The Company recorded an impairment of $34 million in the fourth quarter of fiscal 2015. The impairment was primarily driven by a reduction in near-term estimated cash flows compared to the prior year forecast, resulting from, among other things, government budget constraints and increased competitive pressures in the satellite and spacecraft manufacturing market. In the 2015 transition period, the Company did not identify any indications of goodwill impairment. The goodwill impairment analysis conducted for the year ended December 31, 2016 concluded there were no impairments.
Goodwill recorded within Defense Systems Group and Space Systems Group is presented net of accumulated impairment losses totaling $4 million and $143 million, respectively, at December 31, 2016.
Net intangibles consisted of the following amortizing intangibles:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
	(in millions)
Contract Backlog	$173	$(79)	$94	$179	$(37)	$142
Patented technology	11	(7)	4	11	(6)	5
Customer relationships and other	2	(2)	—	24	(24)	—
Net intangibles	$186	$(88)	$98	$214	$(67)	$147
The contract backlog asset in the table above is being amortized as underlying costs are recognized under the contract. The other assets in the table above are being amortized using a straight-line method. Amortization expense related to these assets was $43 million for the year ended December 31, 2016, $33 million in the 2015 transition period and $9 million in fiscal 2015.
Scheduled amortization is as follows:

	Contract Backlog	Patents and Customer Relationships	Total
	(in millions)
2017	$36	$1	$37
2018	25	1	26
2019	22	1	23
2020	11	1	12
2021	—	—	—
Total	$94	$4	$98

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other noncurrent assets consisted of the following:

	December 31,
	2016	2015
	(in millions)
Parts inventory	$2	$10
Environmental remediation receivable	15	15
Derivative contracts	1	1
Tax refund receivable	81	43
Other noncurrent assets	84	70
Total other noncurrent assets	$183	$139
9. Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2016	2015
	(in millions)
Employee benefits and insurance	$74	$62
Deferred lease obligation	2	12
Interest	10	10
Other	97	82
Total other current liabilities	$183	$166
10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 31,
	2016	2015
	(in millions)
Senior Credit Facility:
Term Loan A due 2020	$750	$790
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Carrying amount of long-term debt	1,450	1,490
Unamortized debt issuance costs:
Senior Credit Facility	5	6
5.25% Senior Notes due 2021	2	2
5.50% Senior Notes due 2023	5	6
Unamortized debt issuance costs	12	14
Long-term debt less unamortized debt issuance costs	1,438	1,476
Less: Current portion of long-term debt	40	40
Long-term debt	$1,398	$1,436

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1,000 million (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.50% and the current LIBOR margin is 1.50%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.48% at December 31, 2016. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this current fee is 0.25%. At December 31, 2016, the Company had no borrowings outstanding on the Revolving Credit Facility and had outstanding letters of credit of $182 million, which reduced amounts available on the Revolving Credit Facility to $818 million.
As a result of the refinancing in September 2015, the Company recorded a charge of $10 million, reported in net interest expense, to write off a portion of the unamortized debt issuance costs associated with the Former Senior Credit Facility (the "Former Senior Credit Facility"). There are debt issuance costs totaling $6 million associated with the Former Senior Credit Facility in addition to debt issuance costs incurred related to the new Senior Credit Facility that are being amortized to interest expense over five years, the term of the Senior Credit Facility.
5.25% Senior Notes
In fiscal 2014, the Company issued $300 million aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes on or after October 1, 2016, at specified redemption prices. Debt issuance costs of $3 million related to these notes are being amortized to interest expense over eight years, the term of the notes.
5.50% Senior Notes
In September 2015, the Company issued $400 million aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. These notes are general unsecured obligations. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices. Debt issuance costs of $6 million related to these notes are being amortized to interest expense over eight years, the term of the notes.
Loss on Extinguishment of Debt
In fiscal 2015, the Company recorded a $27 million loss on extinguishment of debt pertaining to the redemption of its former 6.875% senior subordinated notes in connection with the Distribution and Merger.
Former Senior Credit Facility
As noted above, in September 2015 the Company refinanced and paid off its Former Senior Credit Facility which was comprised of a term loan of $1,160 million (the "Former Term A Loan"), a term loan of $250 million (the "Former Term B Loan") and a $700 million revolving credit facility (the "Former Revolving Credit Facility"), all of which were to mature from 2018 to 2020. The Former Term A Loan and the Former Term B loan were subject to quarterly principal payments of $15 million in the aggregate. Substantially all domestic tangible and intangible assets of the Company and its subsidiaries were pledged as collateral under the Former Senior Credit Facility. Borrowings under the Former Senior Credit Facility were charged interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin was based on the Company's senior secured credit ratings. The Company paid an annual commitment fee on the unused portion of the Former Revolving Credit Facility based on its senior secured credit ratings.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps
In fiscal 2014, the Company entered into floating-to-fixed interest rate swap agreements in order to hedge the Company's forecasted interest payments on its outstanding variable rate debt, which has included the term loans associated with the Senior Credit Facility and Former Senior Credit Facility.
At December 31, 2016, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
	(in millions)
Non-amortizing swap	$100	$—	1.29%	0.77%	August 2017
Non-amortizing swap	$100	$(1)	1.69%	0.77%	August 2018
Non-amortizing swap	$50	$—	1.10%	0.77%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
Rank and Guarantees
The 5.25% Notes and the 5.50% Notes are the Company's general unsecured and unsubordinated obligations and rank equally in right of payment with all of the Company's existing and future unsecured and unsubordinated indebtedness, rank senior in right of payment to all of the Company's existing and future subordinated indebtedness, and are effectively subordinated to all existing and future senior secured indebtedness, including the Senior Credit Facility, to the extent of the collateral. The 5.25% Notes and the 5.50% Notes are guaranteed on an unsecured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. The Senior Credit Facility obligations are guaranteed on a secured basis, jointly and severally and fully and unconditionally, by substantially all of the Company's domestic subsidiaries. All of these guarantor subsidiaries are 100% owned by the Company. The Company, exclusive of these guarantor subsidiaries, has no independent operations or material assets.
Scheduled Minimum Loan Payments
Scheduled minimum loan payments are as follows:

(in millions)
2017	$40
2018	40
2019	40
2020	630
2021	300
Thereafter	400
Total	$1,450
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an extension agreement with our credit agreement lenders to extend, until June 30, 2017, the deadline under our credit agreement for filing with the Securities and Exchange Commission our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and Form 10-Q for the first quarter of 2017. As a result of this extension, we are in compliance with our financial covenants as of December 31, 2016.
11. Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income ("AOCI"), net of income taxes, were as follows, with amounts in millions:

	Year Ended December 31, 2016				Nine Months Ended December 31, 2015
	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total
	(in millions)
Beginning of period unrealized gain (loss) in AOCI	$(3)	$(784)	$1	$(786)	$(2)	$(847)	$1	$(848)
Net increase (decrease) in fair value of derivatives	4	—	—	4	(6)	—	—	(6)
Net losses reclassified from AOCI, offsetting the price paid to suppliers(1)	4	—	—	4	5	—	—	5
Net actuarial losses reclassified from AOCI(2)	—	79	—	79	—	71	—	71
Prior service costs reclassified from AOCI(2)	—	(17)	—	(17)	—	(13)	—	(13)
Valuation adjustment for pension and postretirement benefit plans(2)	—	(49)	—	(49)	—	5	—	5
Other	—	—	1	1	—	—	—	—
End of period unrealized gain (loss) in AOCI	$5	$(771)	$2	$(764)	$(3)	$(784)	$1	$(786)
_________________________________________

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)
Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 13, Employee Benefit Plans).

There was no ineffectiveness recognized in earnings for these contracts during any period presented. The Company expects that any unrealized gains and losses will be realized and reported in cost of sales as the cost of the commodities is included in cost of sales. Estimated and actual gains or losses will change as market prices change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Earnings per Share

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations, with amounts in million, except per share data:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Numerator:
Income from continuing operations of Orbital ATK, Inc.	$293	$185	$70
Income from discontinued operations	—	1	125
Net income attributable to Orbital ATK, Inc.	293	186	195
Earnings allocated to participating securities	—	—	—
Income available to common stockholders	$293	$186	$195

Denominator:
Weighted-average shares of common stock	57.99	59.36	35.47
Dilutive effect of stock-based awards	0.47	0.56	0.67
Diluted weighted-average of common stock	58.46	59.92	36.14

Net income per common share from:
Basic:
Continuing operations	$5.05	$3.12	$1.96
Discontinued operations	—	0.02	3.53
Net income attributable to Orbital ATK, Inc.	$5.05	$3.14	$5.49
Diluted:
Continuing operations	$5.01	$3.09	$1.93
Discontinued operations	—	0.02	3.46
Net income attributable to Orbital ATK, Inc.	$5.01	$3.11	$5.39

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method. The amount of anti-dilutive stock options excluded from the calculation of diluted earnings per share was immaterial for the periods presented.
13. Employee Benefit Plans
The Company provides defined benefit pension plans and defined contribution plans for its employees. The Company has tax-qualified defined benefit plans, a supplemental (nonqualified) defined benefit pension plan, a defined contribution plan and a supplemental (non-qualified) defined contribution plan. A qualified plan meets the requirements of certain sections of the Internal Revenue Code and, generally, contributions to qualified plans are tax deductible. A qualified plan typically provides benefits to a broad group of employees and may not discriminate in favor of highly compensated employees in coverage, benefits or contributions. In addition, the Company provides medical and life insurance benefits to certain retirees and their eligible dependents through its postretirement plans.
In connection with the Distribution, the Company transferred its obligation for pension benefits and other postretirement benefit ("PRB") plans for all current and former employees of Sporting Group to Vista Outdoor. The transfer of this obligation reduced the Company's pension liabilities by $224 million, pension assets by $163 million and accumulated other comprehensive loss for pension benefits by $98 million. The transfer of this obligation also reduced the Company's PRB liabilities by $2 million and accumulated other comprehensive gain for PRB benefits by $2 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans
The Company's noncontributory defined benefit pension plans include the following legacy Alliant Techsystems Inc. plans: "Alliant Techsystems Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the "ATK Plans") and the legacy Orbital Sciences plans: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the "Orbital Plans"). The Orbital Plans were merged into the Alliant Techsystems Inc. Pension and Retirement Plan on December 31, 2015 and the combined plan's name was changed to the "Orbital ATK, Inc. Pension and Retirement Plan". The Company's ongoing defined benefit pension plans are the Orbital ATK Inc. Pension and Retirement Plan and the Thiokol Propulsion Pension Plan (the "Orbital ATK Plans").
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
Pension Plans.    The ATK Plans are qualified noncontributory defined benefit pension plans that cover substantially all legacy ATK employees hired prior to January 1, 2007. Eligible legacy ATK non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but receive an employer contribution through a defined contribution plan, discussed below. Prior to July 1, 2013 (January 1, 2014, January 1, 2015 and April 1, 2016 for certain union groups), the ATK Plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. Effective July 1, 2013 and with certain collective bargaining agreements, pension benefits were frozen and a new cash balance formula applicable to pay and service was implemented. The cash balance formula provides each impacted employee with pay credits based on the sum of that employee's age plus years of pension service at December 31 of each calendar year, plus 4% annual interest credits. As a result of the latest plan amendment for certain collective bargaining agreements effective April 1, 2016, the projected benefit obligation was reduced by $2.3 million. The Orbital Plans were frozen in 1994 and no pension benefits are being accrued by those employees. The Company funds the Orbital ATK Plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years.
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
During the year ending December 31, 2016, the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The Company will contribute fixed payments to a Health Retirement Account (HRA), when applicable, for those retirees that previously had subsidized health care coverage through the Company. The Company's contributions to the HRAs are retirees’ funds to be spent on qualified health care premiums and eligible out-of-pocket expenses. This plan amendment caused a remeasurement that increased the Company's funded status by $39 million and will reduce expenses recorded in future periods.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows changes in the benefit obligation, plan assets and funded status of the Company's qualified and non-qualified pension plans and other PRB plans, including Orbital Plans. Benefit obligation balances presented below reflect the projected benefit obligation ("PBO") for pension plans and Accumulated PRB obligations ("APBO") or other PRB plans.

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,953	$3,199	$114	$132
Service cost	18	14	—	—
Interest cost	101	91	3	3
Plan Amendments	—	(2)	(39)	—
Actuarial loss (gain) (1)	87	(211)	1	(13)
Retiree contributions	—	—	5	3
Benefits paid	(233)	(138)	(15)	(11)
Benefit obligation at end of period	2,926	2,953	69	114
Change in plan assets:
Fair value of plan assets at beginning of period	2,190	2,349	60	64
Actual return on plan assets	131	(95)	4	(2)
Retiree contributions	—	—	5	3
Employer contributions	120	74	7	6
Benefits paid	(233)	(138)	(15)	(11)
Fair value of plan assets at end of period	2,208	2,190	61	60
Funded status	$(718)	$(763)	$(8)	$(54)
_________________________________________

(1)
The mortality projection scale was updated from MP-2014 to MP-2015 at December 31, 2015. This change resulted in an actuarial gain of $50 million and $4 million for the Pension Benefits and Other Postretirement Benefits, respectively.

	Pension Benefits		Other Postretirement Benefits
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
Noncurrent assets	$—	$4	$17	$—
Other current liabilities	(3)	(5)	(3)	(3)
Postretirement benefit liabilities	—	—	(22)	(51)
Pension liabilities	(715)	(762)	—	—
Net amount recognized	(718)	(763)	(8)	(54)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	1,398	1,408	15	16
Unrecognized prior service benefits	(110)	(131)	(43)	(10)
Accumulated other comprehensive loss (income)	$1,288	$1,277	$(28)	$6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2017 is as follows:

	Pension	Other Postretirement Benefits
	(in millions)
Recognized net actuarial losses	$126	$2
Amortization of prior service benefits	(20)	(7)
Total	$106	$(5)
The accumulated benefit obligation for all defined benefit pension plans was $2,926 million at December 31, 2016 and $2,953 million at December 31, 2015.

	December 31,
	2016	2015
	(in millions)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$2,926	$2,953
Accumulated benefit obligation	$2,926	$2,953
Fair value of plan assets	$2,208	$2,190
Components of net periodic benefit cost were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Components of net periodic benefit cost:
Service cost	$18	$14	$24	$—	$—	$—
Interest cost	101	91	129	3	3	5
Expected return on plan assets	(162)	(120)	(166)	(3)	(3)	(4)
Amortization of unrecognized net loss	126	113	118	1	2	2
Amortization of unrecognized prior service benefit	(21)	(16)	(22)	(6)	(5)	(8)
Net periodic benefit cost before special termination benefits cost/curtailment	62	82	83	(5)	(3)	(5)
Special termination benefits cost/curtailment	2	—	2	—	—	—
Net periodic benefit cost	64	82	85	(5)	(3)	(5)
Amounts reported in:
Continuing operations	64	82	81	(5)	(3)	(5)
Discontinued operations	—	—	4	—	—	—
Net periodic benefit cost	$64	$82	$85	$(5)	$(3)	$(5)
The special termination benefits cost/curtailment cost in the table above represents a settlement expense to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the end of the 2015 transition period, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For the 2015 transition period, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.
Assumptions

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Weighted-average assumptions used to determine benefit obligations at the end of each period
Discount rate	4.14%	4.40%	3.90%	3.62%	3.98%	3.55%
Rate of compensation increase:
Union	3.11%	3.13%	3.66%
Salaried	3.56%	3.62%	3.14%

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Weighted-average assumptions used to determine net periodic benefit cost for each period
Discount rate	4.40%	3.90%	4.50%	3.98%	3.55%	3.95%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%	4.00% / 6.00%	5.00% / 6.25%	5.00% / 6.25%
Rate of compensation increase:
Union	3.13%	3.66%	3.22%
Salaried	3.60%	3.14%	3.47%
In developing the expected long-term rate of return assumption, the Company considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the Company's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.25% used in the year ended December 31, 2016 for the plans was based on an asset allocation range of 20 - 45% in public equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate investments, 15 - 30% collectively in hedge fund and private investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from the Company's assumption, but the Company's estimate of its return is based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
In developing the expected long-term rate of return assumption for other PRB plans, the Company considers input from actuaries, historical returns and annualized returns of various major indices over long periods. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assumed Health Care Cost Trend Rates Used to Measure Expected Cost of Benefits

	December 31,
	2017	2016
Weighted average health care cost trend rate	N/A	6.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	4.50%
Fiscal year that the rate reaches the ultimate trend rate	N/A	2027
The Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The Company will contribute fixed payments to an HRA for those retirees who previously had subsidized health care coverage through the Company. As such, health care cost trend rates have no effect on the amounts reported for health care plans. A one percentage point increase or decrease in the assumed health care cost trend rates would have no effect.
Plan Assets
Pension.    Pension plan weighted-average asset allocations:

	Anticipated 2017		Actual
	Low	High	December 31, 2016	December 31, 2015
Asset Category:
Domestic equity	10.0%	20.0%	12.5%	19.9%
International equity	10.0%	20.0%	18.4%	13.1%
Fixed income	35.0%	50.0%	38.2%	40.5%
Real estate	2.0%	6.0%	3.5%	5.0%
Hedge funds/private equity	15.0%	30.0%	21.1%	16.8%
Other investments/cash	2.0%	8.0%	6.3%	4.7%
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
The implementation of the investment strategy discussed above is executed through a variety of investment structures such as: direct share or bond ownership, common/collective trusts or registered investment companies. Valuation methodologies differ for each of these structures. The valuation methodologies used for these investment structures are as follows:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. Government Securities, Corporate Debt, Common and Preferred Stock, Other Investments and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.
Common/Collective Trusts:    Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the common/collective trusts ("CCT"), including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager.
Partnership/Joint Venture Interests:    Given the inherent illiquidity of many partnership/joint venture investments, these investments are generally valued based on unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use pricing the asset. While the valuation methodologies may differ among each entity, the method for valuing these assets is primarily net asset values; other methods may include, but are not limited to, discounted cash flow analysis and comparable trading data for similar investments. The General Partner or Account Manager for these Interests aggregates the values of underlying account securities and assets, then determines a final net asset value at the overall fund or account level and apportions that among the various investors by percentage of partnership or account ownership percentages.
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
Fair Value: Pension plan investments using the fair value hierarchy consisted of the following:

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Interest-bearing cash	$—	$2	$—	$2
U.S. Government securities	3	—	—	3
Corporate debt	—	138	—	138
Common stock	62	1	—	63
Registered investment companies\Collective investment trust	56	—	—	56
Value of funds in insurance company accounts	—	39	1	40
Total Assets in the Fair Value Hierarchy	$121	$180	$1	$302
Investments measured at NAV				1,906
Total Investments, excluding Plan Interest in Master Trust at fair value				$2,208

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension plan investments using the fair value hierarchy consisted of the following:

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Interest-bearing cash	$—	$33	$—	$33
U.S. Government securities	62	6	—	68
Corporate debt	—	406	—	406
Common stock	89	7	—	96
Registered investment companies\Collective investment trust	59	165	—	224
Value of funds in insurance company accounts	—	40	1	41
Total Assets in the Fair Value Hierarchy	$210	$657	$1	$868
Investments measured at NAV				1,322
Total Investments, excluding Plan interest in Master Trust at fair value				$2,190
There were no material changes in Level 3 assets during the year ended December 31, 2016 or the nine month transition period ended December 31, 2015.
There was no direct ownership of the Company common stock included in plan assets at any of the periods presented.
Other Postretirement Benefits.    The Company's other PRB obligations were 88.4% and 52.5% pre-funded at December 31, 2016 and December 31, 2015, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 47% and 44% of the assets were held in the 401(h) account at December 31, 2016 and December 31, 2015, respectively. The remaining assets are in fixed income investments. The Company's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During the year ended December 31, 2016, the Company contributed $114 million directly to the ATK Plans' pension trust and $6 million directly to retirees under its supplemental (nonqualified) executive retirement plan. The Company also contributed $7 million to its other PRB plans. The Company is required to make contributions of $24 million to meet its legally required minimum contributions for 2017. The Company also expects to distribute approximately $3 million directly to retirees under its supplemental executive retirement plans and to contribute approximately $5 million to its other postretirement benefit plans in 2017.
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid in the years ending December 31. The pension benefits will be paid primarily out of the pension trust. The postretirement benefit payments are shown net of the expected subsidy for the Medicare prescription drug benefit under the Medicare Prescription Drug,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Improvement and Modernization Act of 2003, which are not material to be presented separately.

(amounts in millions)	Pension Benefits	Other Postretirement Benefits
2017	$219	$9
2018	194	8
2019	199	8
2020	201	7
2021	205	6
2022 through 2026	1,014	24
Termination
In the event the Company terminates any of the plans under conditions in which the plan's assets exceed that plan's obligations, U.S. Government regulations require that a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under U.S. Government contracts will be returned to the U.S. Government.
Defined Contribution Plan
Through December 31, 2016, the Company also sponsored two defined contribution plans - the Alliant Techsystems Inc. 401(k) Plan and the Deferred Salary and Profit Sharing Plan for Employees of Orbital Sciences Corporation (the "Orbital Sciences 401(k) Plan"). Participation in these plans was available to substantially all U.S. employees. Effective January 1, 2016, the Orbital Sciences 401(k) Plan merged into the Alliant Techsystems Inc. 401(k) Plan, and the combined plan's name was changed to the Orbital ATK, Inc. 401(k) Plan.
The Orbital ATK, Inc. 401(k) Plan is a 401(k) plan, with an employee stock ownership ("ESOP") feature. Employees may contribute up to 50% of their pay (highly compensated employees are subject to limitations). Employee contributions are invested, at the employees' direction, among a variety of investment alternatives including a Company common stock fund. Participants may transfer amounts into and out of the investment alternatives at any time, except for the Company common stock fund. Effective January 1, 2013, employees no longer had the option to invest in the Company common stock fund, other than for the reinvestment of dividends paid on the Company common stock in participants' accounts. Balances in the fund prior to January 1, 2013 remain in the fund unless distributed or transferred. Any dividends declared on the Company common stock can be either reinvested within the Company common stock fund or provided as a cash payment.
The Company matching contributions and non-elective contribution to this plan are summarized below:

•	a matching contribution of 100% of the first 3% of the participant's contributed pay plus 50% of the next 3% of the participant's contributed pay for most employees (subject to one-year vesting), or

•	a matching contribution of 100% of the first 6% of the participant's contributed pay for Technical Services Division employees (subject to one-year vesting), or

•	a non-elective contribution based on the recognized compensation, age and service for most employees who are not earning a pension benefit (subject to three-year vesting).
The Company's contributions to the 401(K) plan were $56 million in the year ended December 31, 2016, $41 million in the 2015 transition period and $51 million in fiscal 2015. The company also made a contribution to the 401(k) plan of $4 million in fiscal 2016 for a prior Orbital Sciences 401(k) Plan annual discretionary profit sharing contribution based on the participant's compensation earned prior to the merger.
At December 31, 2016, the Company had approximately 12,700 U.S. employees eligible under the plan. The Company has union-represented employees at five locations, comprising less than 20% of its total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement ("CBA"). The Company's current CBAs expire in 2017, 2018 and 2019.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes
Income taxes consisted of the following:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
	(in millions)
Current:
Federal	$63	$28	$21
State	2	2	4
Non-US	4	—	—
Deferred:
Federal	39	55	17
State	3	2	(5)
Income taxes	$111	$87	$37
Differences between the federal statutory rate and the Company's effective rate related to the following:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	2.8	2.1	(0.1)
Domestic manufacturing deduction	(2.3)	(1.5)	(5.6)
Goodwill impairment	—	—	11.2
Research and development tax credit	(12.6)	(5.2)	(3.2)
Change in prior year contingent tax liabilities	0.1	1.0	(3.7)
Nondeductible transaction costs	—	—	7.2
Other	(2.5)	(1.1)	(3.3)
Change in valuation allowance	7.0	1.6	(2.7)
Income tax provision	27.5%	31.9%	34.8%
Deferred Income Taxes
Deferred income taxes arise because of temporary differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences are classified in the consolidated financial statements of financial position as noncurrent assets or liabilities.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities resulting from temporary differences related to the following:

	December 31,
	2016	2015
	(in millions)
Deferred income tax assets:
Retirement benefits	$271	$306
Federal carryforwards	13	36
State carryforwards	50	9
Other	19	33
Other reserves	21	26
Accruals for employee benefits	40	42
Inventory	25	14
Contract method of revenue recognition	80	109
Total deferred income tax assets before valuation allowance	519	575
Valuation allowance	(42)	(13)
Total deferred income tax assets	477	562
Deferred income tax liabilities:
Intangible assets	(86)	(98)
Property, plant and equipment	(127)	(129)
Debt-related	(10)	(16)
Total deferred income tax liabilities	(223)	(243)
Net deferred income tax assets	$254	$319
The Company believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The Company's recorded valuation allowance of $42 million at December 31, 2016 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
Included in the net deferred tax asset are net operating loss and credit carryovers of $14 million, net of valuation allowances, which expire in years ending from December 31, 2017 through December 31, 2037, and $9 million that may be carried over indefinitely.
The following summarizes activity related to valuation allowances for deferred tax assets:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
	(in millions)
Beginning Balance	$13	$9	$3
Additions, charged to expense	37	5	—
Additions, due to the Merger	—	—	7
Deductions	(8)	(1)	(1)
Ending Balance	$42	$13	$9
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
Unrecognized tax benefits consist of the carrying value of the Company's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At December 31, 2016 and December 31, 2015, unrecognized tax benefits that have not been recognized in the financial statements amounted to $121 million and $83 million, respectively, of which $106 million and $79 million, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $11 million reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 million to $10 million.
Changes in unrecognized tax benefits, excluding interest and penalties, were as follows:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
	(in millions)
Unrecognized tax benefits, beginning of period	$81	$34	$32
Gross increases—tax positions in prior periods	30	42	22
Gross decreases—tax positions in prior periods	(4)	(1)	(16)
Gross increases—current-period tax positions	18	6	1
Settlements	(5)	—	(3)
Lapse of statute of limitations	(1)	—	(2)
Unrecognized tax benefits, end of period	$119	$81	$34
The Company reports income tax-related interest income within income taxes. Penalties and tax-related interest expense are also reported as a component of income taxes. At December 31, 2016 and December 31, 2015, $2 million and $2 million of income tax-related interest and an immaterial amount of penalties were included in accrued income taxes, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2010. The IRS has completed the audits of the Company through March 31, 2014 and is currently auditing the Company's tax returns for periods ending March 31, 2015 and December 31, 2015. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments
The Company leases land, buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $88 million in the year ended December 31, 2016, $69 million in the 2015 transition period, and $73 million in fiscal 2015.
Scheduled operating lease payments are as follows:

(in millions)
2017	$77
2018	71
2019	65
2020	55
2021	51
Thereafter	66
Total	$385
The Company currently leases land from a private party for its facility in Magna, Utah. This facility is used in the production and testing of some of the Company's rocket motors. The current lease extends through September 2022. The lease requires the Company to surrender the property back to its owner in its original condition. While the Company currently anticipates operating this facility indefinitely, the Company could incur significant costs if the Company were to terminate this lease.
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
Securities Class Action. On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017, the plaintiffs filed an amended complaint adding our Chief Operating Officer and a former Chief Executive Officer/Director as defendants and asserting claims for violations of additional sections of the Exchange Act. The amended complaint also alleges false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company intends to defend this action vigorously.
SEC Investigation.  The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company's unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Transition Report on Form 10-K for the nine-month period ending December 31, 2015 previously filed on March 15, 2016, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the restatement described in the Form 10-K/A filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Claim Recovery.    Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. At December 31, 2016 and December 31, 2015, based on progress to date on certain contracts, there is $18 million and $25 million included in unbilled receivables for contract claims.
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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of approximately 1.0% and 0.7% at December 31, 2016 and December 31, 2015, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
Environmental remediation consisted of the following:

	December 31, 2016		December 31, 2015
	Liability	Receivable	Liability	Receivable
	(in millions)
Amounts (payable) receivable	$(43)	$19	$(42)	$18
Unamortized discount	2	(1)	2	—
Present value amounts (payable) receivable	$(41)	$18	$(40)	$18
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. At December 31, 2016, $6 million was recorded within other current liabilities and $35 million was recorded within other long-term liabilities. Of the total discounted receivable, the Company recorded $3 million within other current assets and $15 million within other noncurrent assets. At December 31, 2016, the estimated discounted range of reasonably possible costs of environmental remediation was $41 million to $65 million.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements, as described below.

•
As part of its acquisition of the Hercules Aerospace Company in fiscal 1995, the Company generally assumed responsibility for environmental compliance at the facilities acquired from Hercules ("the Hercules Facilities"). The Company believes that a portion of the compliance and remediation costs associated with the Hercules Facilities will be recoverable under U.S. Government contracts. If the Company were unable to recover those environmental remediation costs under these contracts, the Company believes that these costs will be covered by Hercules Incorporated, a subsidiary of Ashland Inc., ("Hercules") under environmental agreements entered into in connection with the Hercules acquisition. Under these agreements, Hercules has agreed to indemnify the Company for environmental conditions relating to releases or hazardous waste activities occurring prior to the Company's purchase of the Hercules Facilities as long as they were identified in accordance with the terms of the agreement; fines relating to pre-acquisition environmental compliance; and environmental claims arising out of breaches of Hercules' representations and warranties. Hercules is not required to indemnify the Company for any individual claims below $50 thousand. Hercules is obligated to indemnify the Company for the lowest cost response of remediation required at the facility that is acceptable to the applicable regulatory agencies. The Company is not responsible for conducting any remedial activities with respect to the Clearwater, FL facility. In accordance with its agreement with Hercules, the Company notified Hercules of all known contamination on non-federal lands on or before March 31, 2000, and on federal lands on or before March 31, 2005.

•
The Company generally assumed responsibility for environmental compliance at the Thiokol Facilities acquired from Alcoa Inc. ("Alcoa") in fiscal 2002. The Company expects that a portion of the compliance and remediation costs associated with the acquired Thiokol Facilities will be recoverable under U.S. Government contracts. In accordance with its agreement with Alcoa, the Company notified Alcoa of all known environmental remediation issues at January 30, 2004. Of these known issues, the Company is responsible for any costs not recovered through U.S. Government contracts at the Thiokol Facilities up to $14 million, the Company and Alcoa have agreed to split evenly any amounts between $14 million and $34 million, and the Company is responsible for any payments in excess of $34 million. At this time, the Company believes that costs not recovered through U.S. Government contracts will be immaterial.

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
In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. The Company received similar notices related to the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol and Kennecott’s Section 21 Well Field due the presence of perchlorate. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected areas, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this matter.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expected aggregate undiscounted environmental remediation payments, net of expected recoveries, are as follows:

(in millions)
2017	$2
2018	—
2019	—
2020	3
2021	2
Thereafter	17
Total	$24
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
17. Stock-Based Compensation
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
During the year ended December 31, 2016, the Company adopted an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may purchase shares of the Company's common stock at the lesser of 85% of the fair market value of a share of common stock at the beginning or at the end of the quarterly offering period. The ESPP is compensatory and the fair value of the shares purchased is determined using the Black-Scholes option pricing model. As of December 31, 2016, the Company had authorized up to 2,000,000 common shares, of which 1,901,954 shares of common shares were available for purchase under the ESPP. ESPP expense in 2016 was $1 million.
The Company sponsors five stock-based incentive plans, including: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the Transaction Agreement relating to the Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan). At December 31, 2016, the Company has authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,811,466 common shares are available to be granted. No new grants will be made out of the other four plans.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's nonvested stock-based compensation awards activity was as follows:

	Performance Share and TSR Awards	Restricted Stock Units	Restricted Stock Awards	Combined Weighted Average Grant Date Fair Value
Nonvested, March 31, 2014	308,092	—	282,944	$83.91
Granted	161,661	—	139,094	81.88
Converted in conjunction with the Merger	—	647,436	—	71.29
Canceled/forfeited	(309,223)	—	(13,521)	87.05
Vested	—	(146,497)	(195,882)	72.50
Nonvested, March 31, 2015	160,530	500,939	212,635	$77.02
Granted	2,976	—	86,108	74.88
Canceled/forfeited	(5,374)	(10,908)	(9,914)	80.88
Vested	(333)	(191,084)	(17,806)	43.87
Nonvested, December 31, 2015	157,799	298,947	271,023	$75.57
Granted	153,888	—	176,800	80.14
Canceled/forfeited	(706)	(2,933)	(7,720)	78.73
Vested	—	(193,687)	(128,854)	64.68
Nonvested, December 31, 2016	310,981	102,327	311,249	$82.31
Performance Awards. There were performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest according to the terms of the awards under which they are granted. Of these performance shares:

•
up to 73,802 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2016 and ending December 31, 2018; and

•
up to 81,689 will become payable upon achievement of financial performance goal relating to absolute earnings and absolute sales growth for performance beginning April 1, 2015 and ending December 31, 2017.

TSR Awards. There were 73,802 shares with a fair value of $87.85 and 81,688 shares with a fair value of $94.93 reserved for key employees for the fiscal year 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the Company's stock price in future periods. The risk-free rate is based on the U.S. dollar-denominated U.S. Treasury strip rate with a remaining term that approximates the life assumed at the date of grant.
Weighted-average assumptions used in estimating the value of the TSR award were as follows:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Risk-free rate	1.00%	1.02%	1.02%
Expected volatility	25.39%	22.81%	22.81%
Expected dividend yield	1.51%	1.78%	1.78%
Expected award life	2.8 years	2.8 years	2.8 years
Restricted Stock Units. Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding at February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. At December 31, 2016, there were 53,449 restricted stock units outstanding for the performance period ending March 31, 2017. Pursuant to the terms of the Transaction Agreement, the Company also assumed the obligation to issue

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company common stock from the legacy Orbital plan. At December 31, 2016, there were 48,878 restricted stock units outstanding under the legacy Orbital plan.
Restricted Stock Awards. Restricted stock granted to non-employee directors and certain key employees vests over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock at the grant date.
Stock Options. Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.
The Company's stock option activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding, March 31, 2014	270,405	$74.11	8.3	$68.04
Granted	73,100	72.06
Converted in conjunction with the Merger	11,225	27.45
Outstanding, March 31, 2015	354,730	$41.83	7.8	$34.80
Granted	1,443	73.13
Exercised	(122,893)	30.90
Outstanding, December 31, 2015	233,280	$47.79	7.7	$41.55
Granted	72,328	79.43
Exercised	(33,629)	29.93
Outstanding, December 31, 2016	271,979	$58.41	7.6	$29.32
Options exercisable at:
December 31, 2016	138,403	$42.25	6.5	$45.48
December 31, 2015	109,509	$32.43	6.6	$56.91
March 31, 2015	230,715	$64.32	7.0	$44.99
The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and represents the difference between fair market value on the date of grant and the estimated market value on the expected exercise date. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury zero-coupon issues with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of peer companies' stock over the past seven years. The expected option life is based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The weighted-average fair value of options granted was $20.53, $20.80 and $39.81 during year ended December 31, 2016, the 2015 transition period and the year ended March 31, 2015, respectively.
Weighted-average assumptions used in estimating the value of the stock option grants were as follows:

	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended March 31, 2015
Risk-free rate	1.62%	1.99%	1.82%
Expected volatility	26.89%	27.91%	27.67%
Expected dividend yield	1.36%	1.17%	0.99%
Expected option life	7 years	7 years	7 years
The total intrinsic value of options exercised was $2 million and $5 million during the year ended December 31, 2016 and the 2015 transition period, respectively; there were no options exercised during fiscal 2015. Total cash received from options exercised during year ended December 31, 2016 and the 2015 transition period was $1 million and $4 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total pre-tax stock-based compensation expense of $20 million, $19 million and $25 million was recognized during the year ended December 31, 2016, the 2015 transition period and fiscal 2015, respectively. The total income tax benefit recognized in the statement of comprehensive income for share-based compensation was $7 million, $8 million and $9 million during the year ended December 31, 2016, the 2015 transition period and fiscal 2015, respectively.
At December 31, 2016, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $26 million and is expected to be realized over a weighted average period of 1.7 years.
Share Repurchases
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company's debt covenants, depending upon market conditions and other factors. On November 1, 2016, the Board of Directors authorized the amount for repurchase of the Company's common stock to the lesser of $300 million or 4,000,000 shares and extended the repurchase period through March 31, 2017. On February 27, 2017, the Board of Directors increased the amount authorized for repurchase to $450 million and extended the repurchase period through March 31, 2018.
The Company repurchased 1,570,333 shares for $124 million during the year ended December 31, 2016 and 1,008,445 shares for $76 million in the 2015 transition period. There were no shares repurchased during fiscal 2015.
18. Restructuring Costs
During the 2015 transition period and fiscal 2015, the Company executed business restructuring initiatives aimed at reducing the Company's fixed cost structure.
In May 2014, the Company consolidated a portion of its Eden Prairie, Minnesota corporate facility. In conjunction with that consolidation, the Company incurred restructuring charges in the first quarter of fiscal 2015 related primarily to the fair value of the remaining lease rentals, asset impairment charges and costs associated with facility reconfiguration. In the fourth quarter of fiscal 2015, the Company incurred termination costs for management restructuring. Additionally, in the fourth quarter of fiscal 2015, the Company consolidated a portion of its Arlington, Virginia corporate facility, incurring charges related primarily to the fair value of the remaining lease rentals and asset impairment charges.
In the last quarter of the 2015 transition period, the Company consolidated the remaining portion of its Eden Prairie, Minnesota corporate facility and a further portion of its Arlington, Virginia corporate facility, incurring charges related primarily to the fair value of the remaining lease rentals and asset impairment charges. In addition, in the last quarter of the 2015 transition period, the Company incurred termination costs for management restructuring.
Changes in restructuring liabilities were as follows:

	Termination Benefits	Remaining Lease Rentals	Asset Impairment	Total
	(in millions)
Balance, March 31, 2015	$9	$10	$—	$19
Expense	4	18	6	28
Payments	(9)	(2)	—	(11)
Noncash settlements	—	—	(6)	(6)
Balance, December 31, 2015	4	26	—	30
Expense	(1)	—	—	(1)
Payments	(2)	(7)	—	(9)
Noncash settlements	—	—	—	—
Balance, December 31, 2016	$1	$19	$—	$20
19. Operating Segment Information
The Company operates its business structure within three operating groups. These operating segments ("groups") are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. At December 31, 2016, the Company's three operating groups were:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. Sales to the U.S. Government and U.S. Government prime contractors were as follows:

	U.S. Government Sales	Percentage of sales
	(in millions)
Year ended December 31, 2016	$3,368	76%
Nine months ended December 31, 2015	$2,359	70%
Year ended March 31, 2015	$2,332	75%
The CRS contracts with NASA, which are reported within Flight Systems Group and Space Systems Group, comprised 5% and 10% of total sales in the year ended December 31, 2016 and the 2015 transition period, respectively.
The Company's small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 6%, 6% and 12% of total sales in calendar 2016, the 2015 transition period, and fiscal 2015, respectively.
No single commercial customer accounted for more than 10% of the Company's sales in the year ended December 31, 2016, the 2015 transition period or fiscal 2015, respectively.
The Company's international sales were $778 million in the year ended December 31, 2016, $766 million in the 2015 transition period and $608 million in fiscal 2015. During 2016, $434 million of these sales were in Defense Systems Group, $192 million of these sales were in Space Systems Group and $152 million of these sales were in Flight Systems Group. Sales to no individual country outside the United States accounted for more than 4%, 4% or 6% of the Company's sales in the year ended December 31, 2016, the 2015 transition period and fiscal 2015, respectively. Substantially all of the Company's assets are held in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating results and total assets by segment were as follows, with amounts in millions:

	Year Ended December 31, 2016
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,483	$1,804	$1,168	$—	$4,455
Intercompany	13	19	70	(102)	—
Total	$1,496	$1,823	$1,238	$(102)	$4,455
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$204	$172	$129	$(33)	$472
Capital expenditures	$78	$44	$56	$9	$187
Depreciation	$54	$18	$31	$13	$116
Amortization of intangibles	$—	$1	$—	$42	$43
Total assets	$2,208	$1,228	$1,280	$702	$5,418

	Nine Months Ended December 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,115	$1,314	$962	$—	$3,391
Intercompany	27	6	15	(48)	—
Total	$1,142	$1,320	$977	$(48)	$3,391
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$197	$126	$67	$(57)	$333
Capital expenditures	$48	$23	$31	$3	$105
Depreciation	$39	$15	$24	$11	$89
Amortization of intangibles	$—	$1	$—	$32	$33
Total assets	$2,224	$1,184	$1,273	$643	$5,324

	Year Ended March 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,064	$1,655	$394	$—	$3,113
Intercompany	29	178	17	(224)	—
Total	$1,093	$1,833	$411	$(224)	$3,113
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$145	$185	$(6)	$(101)	$223
Capital expenditures	$49	$44	$6	$14	$113
Depreciation	$35	$20	$11	$7	$73
Amortization of intangibles	$1	$2	$—	$6	$9
Total assets	$2,044	$1,173	$1,455	$806	$5,478

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2015, the Company recognized a goodwill impairment charge in Space Systems Group of $34 million. Defense Systems Group had sales to Vista Outdoor for the 2015 transition period of $138 million and for the period from Distribution to March 31, 2015 of $19 million, in conjunction with two supply agreements. Sales to Sporting Group were previously reported as intercompany sales and eliminated in consolidation and totaled $171 million for the period April 1, 2014 through February 8, 2015.
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
20. Transition Period Comparative Data
The following table presents certain financial information for the nine months ended December 31, 2015 and December 28, 2014 respectively:

	Nine Months Ended
(Amounts in millions except per share data)	December 31, 2015	December 28, 2014
		(unaudited)
Sales	$3,391	$2,142
Gross profit	$674	$478
Income from continuing operations	$185	$109
Income from discontinued operations	$1	$108
Net income attributable to Orbital ATK, Inc.	$186	$217
Basic earnings per common share
Income from continuing operations	$3.12	$3.44
Income from discontinued operations	0.02	3.42
Net income attributable to Orbital ATK, Inc.	$3.14	$6.86
Diluted earnings per common share
Income from continuing operations	$3.09	$3.37
Income from discontinued operations	0.02	3.34
Net income attributable to Orbital ATK, Inc.	$3.11	$6.71
Note: earnings per share amounts may not recalculate due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2016
	Quarter Ended
(in millions, except per share data)	April 3,	July 3,	October 2,	December 31,
Sales	$1,056	$1,083	$1,044	$1,272
Gross profit	$227	$280	$210	$268
Income from continuing operations	$77	$91	$60	$65
Income from discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$77	$91	$60	$65

Basic earnings per common share from: (1)
Continuing operations	$1.33	$1.56	$1.04	$1.12
Discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$1.33	$1.56	$1.04	$1.12
Diluted earnings per common share from: (1)
Continuing operations	$1.31	$1.55	$1.04	$1.11
Discontinued operations	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$1.31	$1.55	$1.04	$1.11
Cash dividends per common share:
Declared	$0.30	$0.30	$0.30	$0.30
Paid	$0.30	$0.30	$0.30	$0.30

	For the Nine Months Ended December 31, 2015
	Quarter Ended
(in millions, except per share data)	July 5,	October 4,	December 31,
Sales	$1,104	$1,143	$1,145
Gross profit	$223	$209	$242
Income from continuing operations	$58	$74	$53
Income from discontinued operations	—	—	1
Net income attributable to Orbital ATK, Inc.	$58	$74	$54

Basic earnings per common share from: (1)
Continuing operations	$0.98	$1.26	$0.90
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.98	$1.26	$0.92
Diluted earnings per common share from: (1)
Continuing operations	$0.97	$1.25	$0.89
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$0.97	$1.25	$0.91
Cash dividends per common share:
Declared	$—	$0.26	$0.26
Paid	$0.26	$0.26	$0.26
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
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2016 because of the material weaknesses in our internal control over financial reporting described below.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
The assessment of the effectiveness of the Company’s internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and concluded that, due to the material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of December 31, 2016.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management previously identified and disclosed material weaknesses in internal control over financial reporting in our control environment related to (i) establishing and maintaining accounting policies and procedures related to complex transactions; and (ii) maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
These material weaknesses in our control environment contributed to a material weakness at the control activity level where the Company (iii) did not maintain controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
Also, the Company (iv) did not maintain an effective control environment at our Defense Systems Group and its Small Caliber Systems Division. Specifically, the Small Caliber Systems Division did not maintain a control environment where procedures to escalate accounting issues to Defense Systems Group or Corporate management were followed, which led to the suppression of information by Small Caliber Systems Division management related to cost overruns and the override of certain controls due to pressure to achieve cost savings and maintain a targeted profit rate. This material weakness contributed to (v) a material weakness at the Small Caliber Systems Division where the Small Caliber Systems Division did not design and maintain controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue.
These material weaknesses resulted in misstatements that were corrected in the previously reported restatements of the Company’s unaudited interim consolidated financial statements for the three months ended July 5, 2015 and October 4, 2015, and of the Company’s quarterly and annual periods in the 2015 transition period, fiscal 2015, fiscal 2014 and fiscal 2013 as disclosed in our 2015 10-K/A. Additionally, these material weaknesses could have resulted in a misstatement of account balances or disclosures that would have resulted in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Our internal control over financial reporting at December 31, 2016, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Remediation Efforts to Address Material Weaknesses
The Board of Directors and management are fully committed to maintaining a strong internal control environment. The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.
We are executing an enterprise-wide controls improvement program across all significant locations utilizing a risk-based approach designed to evaluate and improve our control environment. We combined the two legacy companies’ controls frameworks and validated that where a risk of a material misstatement existed, key controls were identified to address the risk. In addition, we have taken meaningful steps to implement a number of key controls and processes to increase the oversight of the Company’s business. We have taken the following specific remediation initiatives in response to the material weaknesses:
Control Environment

•
We evaluated our accounting organization and augmented our team with additional professionals with the appropriate levels of accounting and controls knowledge, experience and training. Our evaluation included benchmarking key accounting functions and resulted in the identification of a number of areas where the team needed to be augmented. As a result of this evaluation in the second and third quarters of calendar 2016, we hired 11 additional accounting and controls professionals in key areas of technical accounting, general accounting oversight, business unit accounting, external reporting and controls. Each of these 11 new professionals is a CPA and 9 of the 11 have experience with a “Big 4” accounting firm. We will continue to evaluate our accounting organization and augment the team as appropriate.

•	We revised our accounting policy for loss contracts to include general and administrative costs in the measurement of loss contracts during the quarter ended December 31, 2016.

•	We designed an enterprise-wide process to timely identify, track and appropriately resolve and conclude on complex transactions and disclosures during the quarter ended October 2, 2016.

•
We evaluated our Small Caliber Systems Division Team responsible for oversight and control of the division and have augmented our team with additional professionals with the appropriate level of experience to provide oversight and accounting and controls knowledge. As a result of this evaluation we have hired 16 people for these roles. In addition, certain members of the Defense Systems Group leadership will receive appropriate training, adverse compensation action and additional supervision.

•
We are increasing communication and training to employees regarding internal control over financial reporting, disclosure controls and procedures, and emphasizing the importance of adherence to our policies and procedures.

Control Activity- Level

•	We redesigned, developed and implemented processes and controls over the execution of purchase accounting during the quarter ended December 31, 2016.

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
We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to the material weaknesses, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.
During the quarter ended December 31, 2016, the Company completed the design and implementation of new purchase accounting controls, which have remediated the previously reported material weakness related to not designing appropriate controls to ensure completeness and accuracy of purchase accounting.
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
Changes in Internal Control over Financial Reporting
The design and implementation of new purchase accounting controls, described in the Remediation Efforts to Address Material Weaknesses section above, were changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2016.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Kevin P. Chilton, 62, has been a director of the Company since 2015. General Chilton retired as General from the U.S. Air Force in 2011 after more than three decades of service. He served as Commander, U.S. Strategic Command, from 2007 through 2011, overseeing operations for Department of Defense nuclear, space and cyberspace operations. From 2006 to 2007, General Chilton served as Commander of Air Force Space Command, where he was responsible for all U.S. Air Force space operations. He previously served in the U.S. Air Force in a variety of command positions and as a pilot. General Chilton also served as a NASA astronaut from 1987 to 1996, including on three Space Shuttle flights. He is also a director of Level 3 Communications, Inc. From 2012 until the merger of the Company and Orbital Sciences Corporation ("Orbital") on February 9, 2015 (the "Merger"), he was a director of Orbital, and served as a director of Anadarko Petroleum Corporation from 2011 to 2017.
Roxanne J. Decyk, 64, has been a director of the Company since 2010. Ms. Decyk served as the Executive Vice President of Global Government Affairs for Royal Dutch Shell plc, a global group of energy and petrochemicals companies, from 2009 to 2010. She joined Royal Dutch Shell plc in 1999, where, prior to her most recent position, she was Corporate Affairs Director from 2005 to 2009, Senior Vice President, Corporate Affairs and Human Resources, Shell US from 2002 to 2005, and Vice President, Corporate Strategy from 1999 to 2002. She is also a director of DigitalGlobe and Ensco plc. From 1993 to 2014, she was also a director of Snap-on Incorporated from 1993 to 2014 and Petrofac Limited from 2011 to 2015.
Martin C. Faga, 75, served as the President and Chief Executive Officer of the MITRE Corporation, a not-for-profit systems engineering firm, from 2000 to 2006, and was a member of the Board of Trustees of MITRE from 2000 to 2012. Before joining MITRE in 1993, Mr. Faga served in the U.S. Department of Defense as Assistant Secretary of the Air Force for Space and simultaneously as Director of the National Reconnaissance Office. He was also a director of DigitalGlobe, Inc. from 2013 to 2015 and GeoEye Inc. from 2006 until 2013, when GeoEye merged with DigitalGlobe.
Lennard A. Fisk, 73, has been a director of the Company since 2015. Dr. Fisk has been a Distinguished University Professor of Space Science at the University of Michigan since 2006. He joined the faculty of the University of Michigan in 1993, where he leads a group that conducts theoretical and experimental space science research. From 1987 to 1993, Dr. Fisk was the NASA Associate Administrator for Space Science and Applications, where he was responsible for the planning and direction of all NASA programs concerned with space science and applications, and for the institutional management of the Goddard Space Flight Center and the Jet Propulsion Laboratory. He has served on numerous advisory committees including the Space Studies Board of the U.S. National Academy of Sciences, which he chaired from 2003 to 2008. From 1993 until the Merger in February 2015, he was a director of Orbital Sciences Corporation.
Ronald R. Fogleman, 74, has been a director of the Company since 2004. General Fogleman has been the non-executive Chairman of Orbital ATK's Board of Directors since November 2009. He has been President of B Bar J Cattle and Consulting Company, a consulting firm, since 1997. Prior to retiring from the U.S Air Force in 1997 after 34 years of active service, he was the Commander of the Air Mobility Command, Commander-In-Chief of the US Transportation Command and the Air Force’s 15th Chief of Staff. Since his military retirement he served as a member of the Defense Policy Board, the NASA Advisory Council, the Jet Propulsion Laboratory Advisory Council and two Congressional Commissions associated with the organization of national security assets in space. He has been on the boards of directors of numerous public companies and is currently the Lead Director on the Board of Directors of AAR Corp.

Robert M. Hanisee, 78, held a series of positions with Trust Company of the West, an investment management services company, from 1990 until his retirement at the end of 2003. He served as Managing Director and Chief Investment Officer for Asset Allocation in the Private Client Services Group from 1998 to 2003, managed the Convertible Securities Group from 1992 to 1998, and was Portfolio Manager for the Global Telecom Trust from September 1996 to October 1998. Mr. Hanisee was a founding partner of Amdec Securities, and later was President of Seidler Amdec Securities. He is a Chartered Financial Analyst and former member of the NASA Advisory Council. From 2002 until the Merger in February 2015, he was a director of Orbital Sciences Corporation.
Ronald T. Kadish, 68, has been a director of the Company since 2015. General Kadish served as Executive Vice President of Booz Allen Hamilton, a global strategy and technology consulting firm, from 2005 to 2015. In September 2004, he retired as Lieutenant General from the U.S. Air Force after serving for 34 years. From 1999 until his retirement, General Kadish served as Director of the U.S. Missile Defense Agency. From August 1996 to June 1999, General Kadish served as the Commander of the Electronic Systems Center at Hanscom Air Force Base. Prior to that time, he served in numerous assignments with the U.S. Air Force, including Program Director for several major military aircraft platforms. He is also a director of Spirit AeroSystems Holdings, Inc. From 2005 until the Merger in February 2015, he was a director of Orbital Sciences Corporation.

Tig H. Krekel, 63, has been a director of the Company since 2010. Mr. Krekel is Chairman and Founding Partner of Hudson Group, a South Carolina advisory services firm. He was the Vice Chairman and a partner of J.F. Lehman & Company, a New York private-equity investment bank, from 2003 to 2012. Before joining J.F. Lehman, Mr. Krekel served as President and Chief Executive Officer of Hughes Space and Communications and President of Boeing Satellite Systems, the world's largest manufacturer of commercial and military communications satellites. He is also a director of Vista Outdoor Inc.
Douglas L. Maine, 68, has been a director of the Company since 2006. Mr. Maine joined International Business Machines in 1998 as Chief Financial Officer following a 20-year career with MCI, a telecommunications firm, where he was Chief Financial Officer from 1992-1998. He was named General Manager of ibm.com in 2000 and General Manager, Consumer Products Industry in 2003 and retired in 2005. Mr. Maine is currently a Limited Partner and Senior Advisor to Brown Brothers Harriman & Co., a financial services firm. He is also a director of Albemarle, Inc. and BroadSoft, Inc. He was also a director of Rockwood Holdings, Inc. from 2005 until January 2015, when Albemarle acquired Rockwood.
Roman Martinez IV, 69, has been a director of the Company since 2004. Mr. Martinez has been a private investor since 2003. He retired as Managing Director of Lehman Brothers, an investment banking firm, in 2003, following a 31-year career with the firm. He is also a director of Cigna Corporation. From 2008 to 2014, he was also a director of Bacardi Limited.
Janice I. Obuchowski, 65, has been a director of the Company since 2015. Ms. Obuchowski has been President of Freedom Technologies, Incorporated, a telecommunications research and consulting firm, since 1992. In 2003, Ms. Obuchowski also served as Ambassador and U.S. Representative to the World Radiocommunication Conference 2003. From 1989 to 1992, she served as Assistant Secretary for Communications and Information at the U.S. Department of Commerce and Administrator of the National Telecommunications and Information Agency. From 1980 to 1987, she served in a variety of positions at the U.S. Federal Communications Commission, including Senior Adviser to the Chairman. Ms. Obuchowski is a director of CSG Systems International, Inc. and Inmarsat plc. From 1996 until the Merger in February 2015, she was a director of Orbital Sciences Corporation.
James G. Roche, 77, has been a director of the Company since 2015. Dr. Roche served as the Secretary of the U.S. Air Force from 2001 to 2005. From 1984 to 2001, he held several executive positions with Northrop Grumman Corporation, a global defense company, including Corporate Vice President and President of its Electronic Sensors and Systems Sector. From 1983 to 1984, Dr. Roche was Democratic Staff Director of the U.S. Senate Committee on Armed Services. He served in the U.S. Navy for 23 years and retired with the rank of captain in 1983. Between 2006 and 2009, Dr. Roche served as a director of TechTeam Global, Inc. From 2005 until the Merger in February 2015, he was a director of Orbital Sciences Corporation.
Harrison H. Schmitt, 81, has been a director of the Company since 2015. Dr. Schmitt has served in various capacities as an aerospace and earth science consultant since 1983. From 1977 to 1983, Dr. Schmitt was a U.S. Senator from New Mexico, during which time he chaired the Senate Science, Technology and Space Subcommittee, which oversaw all non-military space-related research and development programs of the U.S. Government. During 1981 to 1983, Schmitt served on the Senate Appropriations Committee. From 1974 to 1975, he was Assistant Administrator for Energy Programs for NASA. From 1965 to 1973, he was a NASA astronaut and pilot. As Lunar Module Pilot and geologist on Apollo 17 in 1972, the last Apollo mission to the Moon, he explored the Moon's surface. Dr. Schmitt chaired the NASA Advisory Council from 2005 to 2008. From 1983 until the Merger in February 2015, he was a director of Orbital Sciences Corporation and served as Lead Director during the year leading to the Merger.
David W. Thompson, 62, has been a director of the Company since 2015. Mr. Thompson has been President and Chief Executive Officer of Orbital ATK since the Merger in February 2015. He co-founded Orbital Sciences Corporation and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Merger. From 1982 to 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.
Scott L. Webster, 64, has been a director of the Company since 2015. Mr. Webster was Chairman of the Board of MBDA Incorporated, the U.S. subsidiary of MBDA, a multinational developer and manufacturer of missiles and missile systems, from 2013 to January 2017. He served as interim CEO of MBDA Incorporated from 2013 to 2014. Mr. Webster is a co-founder of Orbital Sciences Corporation. From 1998 to 2001, he served as Chairman of the Board and Chief Executive Officer of ORBCOMM Global, L.P., a satellite services company formerly affiliated with Orbital. Mr. Webster previously served for over ten years in executive leadership positions and then in various consulting capacities with Orbital through 1997. From 1982 until the Merger in February 2015, he was a director of Orbital Sciences Corporation.

Executive Officers
Information regarding the Company's executive officers is set forth under the heading Executive Officers in Item 1, "Business" of Part I of this Form 10-K and is incorporated by reference in this Item 10, "Directors, Executive Officers and Corporate Governance".
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers, as well as beneficial owners of more than 10% of the Company's common stock, to file initial reports of ownership and reports of changes in ownership of securities with the Securities and Exchange Commission. Such persons are required to furnish us with copies of these reports. Based solely on a review of these reports, written representations from our directors and officers, and applicable regulations, we believe that all required reports for the fiscal year ended December 31, 2016 were timely filed except for a report that the Company filed on behalf of Robert M. Hanisee on May 5, 2016, relating to his acquisition of Phantom Stock Units (PSUs) under the Company's Deferred Fee Plan for Non-Employee Directors.  The Company timely filed the original report but inadvertently underreported the number of PSUs involved in the transaction, which required an amendment to correct the error.
Code of Ethics and Business Conduct
We have a written code of business ethics and conduct which applies to all directors, officers and employees. Our Corporate Governance Guidelines provide that the Board will not permit any waiver of our Code of Ethics and Business Conduct. Our Code of Ethics and Business Conduct is available on our website at www.orbitalatk.com by selecting Investors and then Corporate Governance. We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding an amendment to, or a waiver from, our Code of Ethics and Business Conduct by posting such information on our website at www.orbitalatk.com.
Stockholders may request a free printed copy of our Code of Ethics and Business Conduct from our investor relations department by contacting them by telephone at 703-406-5960 or by email at investor.relations@orbitalatk.com.
Audit Committee

Members:	Douglas L. Maine, Chair	Robert M. Hanisee
	Kevin P. Chilton	Ronald T. Kadish
	Martin C. Faga	Roman Martinez IV
The Audit Committee is responsible for assisting the Board of Directors in monitoring the integrity of the Company's financial statements, the Company's compliance with legal and regulatory requirements and aspects of the Company's Code of Ethics and Business Conduct, the independent auditor's qualifications and independence, and the performance of the Company's internal audit function and the independent auditor. The Audit Committee has the sole authority to retain and terminate the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The independent auditor reports directly to the Audit Committee. The Audit Committee reviews and discusses with management and the independent auditor the annual audited and quarterly financial statements (including the specific disclosures under the "Management's Discussion and Analysis of Financial Condition and Results of Operations"), critical accounting policies and practices used by the Company, the Company's internal control over financial reporting, and the Company's major financial risk exposures.
All of the Audit Committee members meet the independence and experience requirements of the NYSE and the Securities and Exchange Commission. The Board has identified Mr. Hanisee, Mr. Maine and Mr. Martinez as audit committee financial experts under the rules of the Securities and Exchange Commission. The Audit Committee held 21 meetings during 2016, four of which were regularly-scheduled meetings and 17 of which were special meetings. Generally, the Audit Committee meets separately with the independent auditors and the Company's internal auditors at regularly-scheduled meetings and periodically meets separately with management.

ITEM 11.    EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
The following discussion describes Orbital ATK's executive compensation program for 2016 and certain compensation decisions made for 2017.
The Compensation Discussion and Analysis describes the objectives and elements of our executive compensation program and explains the compensation decisions of the Company's Compensation and Human Resources Committee (the "Committee") with respect to our named executive officers ("NEOs"). As of December 31, 2016, our NEOs were:

•	David W. Thompson, President and Chief Executive Officer

•	Blake E. Larson, Chief Operating Officer

•	Garrett E. Pierce, Chief Financial Officer

•	Frank L. Culbertson, Executive Vice President and President, Space Systems Group

•	Scott L. Lehr, Executive Vice President and President, Flight Systems Group
2016 Overview
The Company achieved solid financial and operational results in 2016, with operating income, earnings per share and free cash flow exceeding the top end of our initial annual guidance provided to investors in February 2016, while adjusted revenue was down slightly compared to calendar year 2015. In early 2017, the Company completed the filing with the Securities and Exchange Commission of a previously disclosed multi-year restatement of its financial statements, which followed the initiation of an independent review of certain accounting matters by our Audit and Finance Committee beginning in June 2016. Despite the significant time and attention the restatement required of senior management, the Company still achieved a strong operational and new business results last year.
In 2016, Orbital ATK generated solid operational results as we continued providing innovative and reliable products with best-in-class safety and quality. Across all three segments, program execution was very strong, with 100% success on over 65 space and defense missions and quality and delivery metrics in the 95-96% range on dozens of development and production programs. This was done while maintaining the Company’s strong record of workforce safety and manufacturing efficiency. The Company’s operational successes in 2016 included the following highlights:

•
In Flight Systems, we successfully returned our Antares space launcher to flight status in October 2016, carried out another in the long line of successful Pegasus missions, and conducted 13 interceptor and target vehicle launches. In addition, we provided major propulsion systems and structures that supported 19 other space launches and strategic missile flights. The Company also produced over 55 strategic and space launch rocket motors and more than 68,000 advanced composite structures for military and commercial aircraft.

•
In Defense Systems, Orbital ATK manufactured 140 advanced tactical missiles and conducted six successful test flights. We also built more than 21,000 tactical rocket motors and 70,000 warheads and fuses. We produced in excess of 6,500 precision weapons and medium-caliber gun systems and delivered over 1.5 billion small- and medium-caliber ammunition rounds.

•
In Space Systems, we continued to meet our commitments to NASA for International Space Station cargo delivery, completing three Cygnus missions during the year. The Company also successfully launched and deployed three additional military and commercial satellites, and built and tested more than 25 other satellites for future launches. In addition, we conducted 20 research rocket and scientific balloon flights and delivered more than 1,500 separate space components and subsystems to commercial and government customers.

The Company achieved new business awards of $8.5 billion in 2016, an increase of over 6% over calendar-year 2015 results, increasing total contract backlog (including options, indefinite quantity contracts and undefinitized orders) approximately 10% to $14.4 billion at the end of 2016. The Company won key business in a number of important areas, including the following:

•
Flight Systems booked approximately $3.6 billion of orders and options, highlighted by major contracts for military aircraft structures, large solid rocket motors, missile defense targets and space launch vehicles;

•
Defense Systems received approximately $2.3 billion of new contracts and options, including orders for tactical missiles, rocket motors, precision weapons, and military and commercial small-caliber ammunition; and

•	Space Systems won nearly $2.6 billion in new business, with large contracts for space station cargo missions, military spacecraft, space components and technical services.
As summarized in the table below, the Company also continued its balanced cash deployment program, repurchasing approximately $124 million of its common stock, and increasing its quarterly dividend 15% from $0.26 per share to $0.30 per share at the start of 2016. The return to investors totaled $194 million for the year, an increase of 47% compared to 2015 returns.

Capital Returns to Shareholders
	2015	2016	Growth
Share Repurchases	$76 million	$124 million	63%
Dividend Payments	$56 million	$70 million	25%
Total	$132 million	$194 million	47%
The Company increased the quarterly dividend payable to shareholders to $0.32 in the first quarter of 2017 and extended its share repurchase program through March 31, 2018, increasing the maximum value of shares that may be purchased under the program to $450 million.
Overview of 2016 Pay Decisions

•
Modest Salary Increases. Increases in 2016 salaries ranged from 0.76% to 5.75% for our NEOs. The increases were designed to maintain market competitiveness and recognize individual performance and criticality to the Company.

•
Target Cash Incentive Opportunity Stayed the Same. Target annual cash incentive opportunities, expressed as a percentage of base salary, and target annual equity award opportunities, expressed as a dollar value, were not increased in 2016 compared to 2015 levels.

•
Above Target Payout of Annual Incentive Program. The 2016 annual cash incentive plan was based on earnings before interest and taxes (“EBIT”), revenue, free cash flow, orders, and operations and integration milestones. Group presidents were assessed on performance at both the corporate and group level, and corporate executives were assessed on performance at the corporate level. Due to solid financial and operational performance, corporate executives achieved 115% of target performance, the Space Systems Group President achieved 124% of target performance, and the Flight Systems Group President achieved 116% of target performance.

•
Added Emphasis on ROIC in the Long-Term Incentive Plan. The Compensation Committee replaced earnings per share (“EPS”) with return on invested capital (“ROIC”) in the performance share program. The Committee believes that ROIC in conjunction with revenue and relative total shareholder return (“relative TSR”) provide an appropriate balance between growth, return to shareholders and capital management in the performance share plan. Performance shares are balanced with restricted stock and stock options in the long-term incentive plan.

Results of 2016 Stockholder "Say on Pay" Vote
At the 2016 annual meeting of stockholders, the Company received a 96% vote in favor of the compensation paid to executive officers, indicating a strong endorsement of the Company's executive compensation program. The Committee continues to be mindful of stockholder interests in making compensation decisions.
Overview of Executive Compensation Program and Key Practices
The primary components of our executive compensation program are base salary, an annual incentive opportunity, and a long-term incentive ("LTI") opportunity consisting of grants of performance shares, restricted stock and stock options. Significant elements of our executive officers' compensation are tied to financial and operating performance and are intended to drive sustained long-term stockholder value. The metrics for the annual and long-term incentives are described in detail later in this Compensation Discussion and Analysis. Annually, the Committee reviews and approves the metrics for our annual- and long-term incentives. The metrics for our annual incentive normally are measured based on a 12-month performance period, and our long-term incentive performance shares are based on a three-year period. Details regarding our annual incentive awards are provided in the "Grants of Plan-Based Awards" table below.
The two charts immediately below show the general allocation of 2016 compensation for our executive officers, including by type of award, the percentage of total compensation that is tied to the achievement of financial and operational performance metrics and to stock performance, and the percentage of total compensation that is "at risk." The value of each type of incentive-based compensation assumes achievement of the target value for each type of incentive. Since these awards have both upside opportunity and downside risk, these percentages may not reflect the actual amounts realized.

Our compensation program includes the following important pay governance and other policies and practices:

•	A stock holding requirement for executive officers

•	A policy prohibiting hedging and pledging of Company stock by our directors and officers

•	No stock options granted with an exercise price below market value on the date of grant

•	No repricing or buybacks of stock options

•	Caps on annual and long-term incentives

•	Limited perquisites

•	Double-trigger provisions for a change in control

•	A recoupment (clawback) policy

•	Use of an independent compensation consultant to provide third-party advice on executive compensation
Executive Compensation Philosophy
The overall objective of the Company's executive compensation program is to create long-term stockholder value. The program seeks to achieve this goal by providing a competitive compensation package to our executives in order to attract, motivate and retain a talented executive leadership group that is dedicated to the long-term interests of our stockholders.
Both management and the Committee realize the importance of maintaining sound principles for the development and administration of executive compensation and benefit programs. Executive compensation decisions are based on three fundamental principles:

1.
Performance-Based - Incentive compensation is designed to motivate behavior that will drive strong financial performance and create stockholder value. Executive compensation varies in relation to the Company's financial performance and stock price performance. The Committee sets target performance levels in line with the Company's annual and long-term business and strategic plans and, accordingly, the Company must achieve superior performance in order for executive officers to receive payments in excess of the target amounts.

2.	Aligned with Stockholder Interests - The Company will achieve the best results for its stockholders when its executives act and are rewarded as owners of the business.

•
On an ongoing basis, a significant portion of our total direct compensation is provided through equity-based incentives - generally, 55% of the total opportunity for our Chief Executive Officer and, on average, approximately 40% of the total opportunity for our other executive officers.

•
Executive officers are required to retain at least 50% of the net shares (remaining after payment of withholding taxes and, in the case of options, exercise price) received as compensation and to hold such shares until the executive leaves the Company.

3.
Quality of Talent - Orbital ATK requires highly-skilled executives to drive long-term success - executives whose abilities are essential to the creation of long-term value for stockholders. To ensure we remain competitive in attracting and retaining talented executives, we conduct an annual market analysis for both direct and indirect compensation.

•
Total direct compensation (base salary, annual incentive, long-term incentive) is benchmarked against a peer group of industry companies of comparable size. In addition, the Committee references survey-reported information from the aerospace and defense industry and manufacturing industries to obtain a broader market perspective. The determination of compensation is described in more detail below.

Indirect compensation programs (benefits) are evaluated separately from direct compensation through the Company's regular benefit review and benchmarking process. For all employees, the Company considers general market data from companies in relevant industries and of relevant revenue size.
Elements of Orbital ATK's Executive Compensation Program
The primary elements of the Company's executive compensation program are shown in the following table:

Compensation Element	Objective
Base salary	To provide a fixed level of cash compensation for sustained individual performance based on level of responsibility, experience and performance.
Annual incentive	To focus executives' attention on annual performance goals and reward executives for their contributions to the Company's short-term financial and operational performance.
Long-term compensation
To align management's interests with those of the Company's stockholders through the use of stock incentive programs designed to reward financial performance that creates stockholder value over time, link awards to stock-price performance, and serve as a retention vehicle for top executive talent.

Benefits	To provide a competitive total compensation program and support the attraction and retention of highly-skilled executives.
The various elements afford flexibility in designing an executive compensation package and allow the Committee to focus executive officers' efforts on both short-term and long-term business objectives.
Determination of Compensation
The Committee is responsible for setting the Company's compensation policies and approving the compensation paid to executive officers. The Committee also receives advice on compensation matters from Semler Brossy Consulting Group, LLC, the Committee's independent compensation consultant. Semler Brossy has served as the Committee's compensation consultant since September 2013.
Compensation Benchmarking
Each year, before the Committee approves executive officer compensation for the upcoming fiscal year, we review our executive compensation program to (1) assess ongoing market competitiveness and (2) consider both Company and individual performance. The Committee benchmarks executive compensation for the Company's officers against officers in similar positions at comparable companies. In addition, the Committee also reviews compensation survey data from the aerospace and defense industry and manufacturing industries to provide a broader view of compensation practices in the market. The benchmarking data is not applied in a formulaic manner, but rather the Committee members consider the information in exercising their business judgment to make compensation decisions.
For 2016, the Committee retained the same peer group of aerospace and defense companies with revenue between $1 billion and $15 billion that it had employed in the prior fiscal year, with the exception that one peer, Exelis Inc., was removed as it was previously acquired by another peer company, Harris Corporation. This decision to retain the same peer group was based on a review of an analysis provided by Semler Brossy that assessed the size and makeup of the combined company following the Merger.
For 2016, our peer group consisted of the following 17 companies:

Textron Inc.	Triumph Group, Inc.
L-3 Communications Holdings, Inc.	The Timken Company
Spirit AeroSystems Holdings, Inc.	Moog Inc.
Rockwell Automation, Inc.	Teledyne Technologies Incorporated
Oshkosh Corporation	Curtiss-Wright Corporation
Rockwell Collins, Inc.	Esterline Technologies Corporation
Harris Corporation	Hexcel Corporation
SPX Corporation	Kaman Corporation
AMETEK, Inc.
In late 2016, the Committee reevaluated this peer group and approved several changes that resulted in a 16-company peer group for 2017. SPX will be removed due to a significant spin-off transaction. AMETEK and Timken will be removed and replaced with Aerojet Rocketdyne and Huntington Ingalls Industries to increase the overall emphasis on aerospace and defense companies.
Compensation Decision-Making Process
Each year, the Committee meets at a regularly scheduled meeting to establish base salary and annual and long-term incentive compensation levels for the Company's executive officers for the upcoming fiscal year. In establishing executive compensation for 2016, the Committee reviewed multiple market reference points for each executive officer as a guide to establish a targeted level of total direct compensation (base salary, annual incentive, and long-term incentives) for each executive officer position. The data for base salary, annual incentive compensation, and long-term incentive compensation for each position were compared to the current compensation levels of the respective executive officers, and the Company's CEO then made recommendations to the Committee on the pay levels for officers (other than himself) based on the CEO's assessment of the officer's performance and experience level and applicable retention considerations. The Committee retains discretion to make adjustments such that the compensation of individual executive officers may be above or below the market references. The level of compensation for the Company's CEO is determined solely by the Committee, with assistance from the Committee's compensation consultant. The Committee approves all grants of long-term incentive equity awards to executive officers, and the Company does not backdate, reprice or grant equity awards retroactively. Payments of equity and cash compensation are audited for conformity to amounts authorized by the Committee and for compliance with applicable processes and procedures.
2016 Base Salaries
In late 2015, the Committee’s compensation consultant, Semler Brossy, presented an assessment of executive pay levels based on a review of peer group proxy materials, general industry compensation data, and specific industry data. The Committee conducted its review and approval of executive officers' base salaries for 2016 at the Committee's February 2016 meeting. The Committee approved a base salary increase effective March 2016 for each of the named executive officers listed in the Summary Compensation Table.
The decision to give an executive officer a base salary increase and the amount of that increase was made by considering competitive salary levels as presented to the Committee by Semler Brossy, the officer's specific responsibilities and experience level, and recommendations on individual performance and retention considerations by our CEO for each officer other than himself.
For 2016, the Committee approved the following increases to each named executive officer's base salary:

Percent Increase
Mr. Thompson	2.86%
Mr. Pierce	0.76%
Mr. Larson	2.38%
Mr. Culbertson	2.13%
Mr. Lehr	5.75%
Mr. Thompson’s 2016 base salary continued to place him below the median of the CEO salary comparative benchmarks presented by Semler Brossy. Mr. Lehr received a larger increase to his base salary to offset his relatively lower level of base pay compared to the other Company business group presidents and compared to the compensation levels of similar executives at other peer-group companies.

2016 Annual Incentive Compensation
Philosophy and Decision-Making Process
The primary purpose of the Company's annual incentive opportunity is to motivate executives to achieve objectives that will enhance the value of the Company and reward them commensurate with their success. This goal is achieved by making a large portion of the Company's cash compensation variable and dependent upon annual Company and business group financial goals and by setting challenging but achievable target levels of performance.
The goal-setting process for the Company's annual incentive compensation program begins with the CEO working with the Committee to establish performance measures that will provide the appropriate incentives to management to achieve the Company's annual financial and non-financial goals. The Committee determines the weighting of the performance measures, the annual incentive opportunity for each executive, expressed as a percentage of annual base salary and, with input from management, the performance levels to be achieved at the threshold, target and maximum incentive payout levels within such payout range.
Performance Measure Determination and Weighting
In October 2015, the Committee approved the overall annual incentive plan design, including the financial metrics and weighting to be used for 2016 under the Company's Executive Officer Incentive Plan. The approved metrics consisted of both financial and non-financial operational metrics. Consistent with the metrics approved for the 2105 transition period, which was the nine-month period from April 1, 2015 through December 31, 2015, the financial annual incentive performance metrics established by the Committee included EBIT, sales, free cash flow and orders. Free cash flow is defined as cash provided by operations less capital expenditures plus asset sales. The non-financial performance metrics for the annual incentive program consist of operational goals measured based on the achievement of specified milestones. For 2016, the Committee retained the same overall annual incentive design, including the same financial metrics, weightings and payout ranges that were in effect for the 2015 transition period. The weightings of the metrics approved by the Committee for 2016 are summarized in the following table. "Corporate Staff" includes Messrs. Thompson, Pierce and Larson and "Group Presidents" includes Messrs. Culbertson and Lehr.

Executive Officer Annual Incentive Program
Operational Incentive Program

January 1, 2016 to December 31, 2016

Annual Incentive Plan Metrics

	Position	Financial Metrics at Target (75% weight)			Operational Objectives (25% weight)	
CEO & Other Executive Officers	Corporate Staff*	Corporate	EBIT	22.5%	Corporate Operations and Integration Milestones	25%
			Free Cash Flow	22.5%		
			Revenue	22.5%		
			Orders	7.5%		
	Group Presidents	Corporate	EBIT	10.5%	Group Operations and Integration Milestones	25%
			Free Cash Flow	10.5%		
			Revenue	10.5%		
			Orders	3.5%		
		Group	EBIT	12%		
			Free Cash Flow	12%		
			Revenue	12%		
			Orders	4%		

Payout Range for Financial Metrics

Threshold	50%
Target	100%
Maximum	175%

Payout Range for Operational Objectives

0% - 115%

Overall Maximum Payout:
160%

*The corporate payout is capped at the highest group payout.

For 2017, the Committee has determined to retain the same overall annual incentive design, including the same financial metrics, weightings and payout ranges that were in effect for 2016. The Committee also determined to continue the practice of capping the actual incentive payout to Corporate Staff at the highest achievement percentage attained at the business group level.
Annual Incentive Opportunity
As part of its annual review of individual executive officer compensation levels in February 2016, the Committee reviewed and established the annual incentive payment opportunity (expressed as a percentage of base salary) for threshold, target and maximum performance levels for each executive officer. For 2016, the Committee decided to retain the existing target annual incentive opportunity for each named executive officer. As a result, the target performance level, the annual incentive payment opportunity for our CEO was 120% of annual base salary and ranged from 80% to 90% of base salary for the other NEOs.
The Committee established the maximum payout opportunity at 160% of target with no payment earned unless performance met the threshold level. The percentages for each named executive officer were as follows:

	Annual Cash Incentive Targets (% of Base Salary)
	Threshold	Target	Maximum
Mr. Thompson	45%	120%	192%
Mr. Pierce	33.8%	90%	144%
Mr. Larson	33.8%	90%	144%
Mr. Culbertson	30%	80%	128%
Mr. Lehr	30%	80%	128%
Performance Goals
In March 2016, the Committee established the specific performance goals at threshold, target and maximum for each financial performance metric. Performance goals were also established for each of the Company's three business groups and are applicable to the Group Presidents. The target levels of performance were considered by the Committee and management to be challenging but achievable.
When setting the goals, the Committee also specified that, in determining and calculating the financial performance results at the end of 2016, mandatory adjustments would be made (in accordance with the provisions of the Company's Executive Officer Incentive Plan and the requirements of Section 162(m) of the Internal Revenue Code) to eliminate the negative or positive effects of certain items, including for example, litigation or claim judgments or settlements, charges relating to restructurings, discontinued operations, severance and contract termination and other costs incurred in rationalizing certain business activities and extraordinary items and other unusual and non-recurring items of loss or gain. The adjustment factors (specified pursuant to the Company's Executive Officer Incentive Plan) are intended in part to mitigate inappropriate influence in the management decision-making process.
Multiple operational objectives were selected for 2016 for each of the three business groups and their divisions, as well as the Corporate Group and its departments. For the business groups, these objectives included the successful completion of key Company missions, successful execution of product testing, winning key new business, and maintaining schedule and cost performance on various programs. The Corporate Group operational objectives included achieving specified cost synergies, improving select Company processes and business systems, and providing strong support to the business groups.
Actual performance is measured following the end of the performance period, as described below. The Committee retains the discretion to further adjust incentive payment amounts after the adjusted results have been calculated.
Annual Incentive Performance Results
In April 2017, the Committee evaluated the Company's results on each of the performance goals established as described above and applied the applicable adjustment factors in calculating the financial results. Based on the final results, as adjusted, the Company achieved approximately 104% of the target incentive amount for EBIT, 69% of the target incentive amount for revenue, 175% of the target amount for free cash flow and 175% of the target incentive amount for orders. The required adjustments were made to the EBIT and free cash flow results to remove the impacts of internal restructuring costs, Merger-related costs and the costs associated with the Company’s restatement of its financial statements for certain prior periods.
The Committee has the ability to adjust an officer's payment upward or downward based on individual performance or other factors determined by the Committee to be appropriate in its discretion. While the Committee determines and approves all annual incentive awards and payments for the executive officers, it considers the CEO's assessment of the individual performance of each of the executive officers other than himself. The Committee assesses the performance of the CEO in making any discretionary adjustment to the CEO's annual incentive payment. For 2016, the Committee approved an upward adjustment for Mr. Larson, whose payment was calculated at 105% of the approved performance level for the Corporate Group. The Committee concluded that an adjustment was appropriate based on the Company’s achievement of outstanding operational performance, despite the significant distraction of management time and energy by the restatement work, due in part to the additional effort and focus of Mr. Larson.

The overall Company financial results for 2016 were:

Goals (in millions)	Threshold Performance Goal	Target Performance Goal	Maximum Performance Goal	Reported Results	Adjusted Results
Company EBIT	$464	$515	$567	$472	$518
Company Revenue	$4,369	$4,600	$4,830	$4,455	$4,455
Company Free Cash Flow*	$250	$295	$339	$335	$365
Company Orders	$3,824	$4,500	$5,176	$5,698	$5,698
*As described above, free cash flow is defined to as cash provided from operations less capital expenditures plus asset sales.
The table below shows the performance measures and respective weightings and the adjusted performance levels achieved under the annual incentive program at the corporate level for Messrs. Thompson, Larson and Pierce, whose incentive payout is based solely on the financial performance of the Company as a whole, in addition to corporate-level operational factors.

Financial and Operational Measures	Weightings	Overall Target Incentive Achieved
Company EBIT	22.5%	104%
Company Revenue	22.5%	69%
Company Free Cash Flow	22.5%	175%
Company Orders	7.5%	175%
Operational Milestones	25%	96%
Overall Performance Level Achieved		115%
The table below shows the performance measures and respective weightings and the adjusted performance levels achieved under the annual incentive program for Messrs. Culbertson and Lehr, whose incentive payout is based both on Company financial results and the results of their particular business group, in addition to group-level operational factors.

Financial and Operational Measures	Weightings	Overall Target Incentive Achieved (Mr. Culbertson)	Overall Target Incentive Achieved (Mr. Lehr)
Company EBIT	10.5%	104%	104%
Company Revenue	10.5%	69%	69%
Company Free Cash Flow	10.5%	175%	175%
Company Orders	3.5%	175%	175%
Business Group EBIT	12%	173%	101%
Business Group Revenue	12%	74%	75%
Business Group Free Cash Flow	12%	175%	175%
Business Group Orders	4%	175%	175%
Operational Milestones	25%	96%	98%
Overall Performance Level Achieved		124%	116%

The following table sets forth the threshold, target and maximum annual incentive compensation amounts established by the Committee in 2016 and the actual cash incentive paid to each of the named executive officers.

	Annual Cash Incentive Amounts			Actual
	Threshold	Target	Maximum	Incentive
Mr. Thompson	$405,000	$1,080,000	$1,728,000	$1,246,016
Mr. Pierce	$224,438	$598,500	$957,600	$690,494
Mr. Larson	$217,688	$580,500	$928,800	$703,209*
Mr. Culbertson	$144,000	$384,000	$614,400	$477,330
Mr. Lehr	$138,000	$368,000	$588,800	$428,021
* Payout at 105% of approved performance level as noted above.
2016 Long-Term Incentive Compensation
The Committee determines the framework and goals for the Company's long-term incentive compensation program. When considering the long-term incentive program design for this performance period, the Committee reviewed the current construct of compensation being delivered through restricted stock, stock options and other performance-based awards. The Committee determined to retain the mix of long-term awards utilized for the Company's executive officers in prior years, consisting of restricted stock, stock options and performance shares measured over a three-year performance period. However, the Committee decided to replace absolute EPS growth as a metric for the performance share component with a three-year ROIC metric. The Committee concluded that ROIC was a better metric of long-term performance than absolute earnings per share because it generally provides a closer link to the key drivers of value creation than EPS growth.
Although ROIC was considered as a possible metric in the prior year, it was determined the Company did not yet have the level of information necessary for the newly-combined business following the merger of Orbital and ATK to set a meaningful three-year ROIC metric. With the financial consolidation of the companies having been completed, the Committee concluded that there was enough visibility to incorporate ROIC as a metric for the 2016-2018 performance share grant.
The key elements and objectives of the long-term incentive program for the Company's executive officers are shown below.

Executive Officer Long-Term Incentive Program

Type of Award	Value*	Objectives	Key Terms
Performance Shares (to be paid out in shares of Orbital ATK common stock upon the achievement of pre-determined metrics)	40% of long-term incentive opportunity	Aligned with long-term stockholder interests by focusing on total shareholder return, top-line growth, profitability, and capital
Measured over a three fiscal-year period:
(1) total stockholder return: relative three-year return compared to aerospace and defense companies with revenue >$1 billion in the S&P Composite 1500 Index (50% weighting);
(2) absolute revenue growth (25% weighting);
(3) return on invested capital (25% weighting)

Restricted Stock	40% of long-term incentive opportunity	Retention, with underlying value based on stock-price performance	Equal annual installment vesting over a three-year period
Stock Options	20% of long-term incentive opportunity	Long-term stock price appreciation	Exercise price equal to fair market value of Orbital ATK stock on the date of grant; equal annual installment vesting over a three-year period; 10-year term
* The value of the performance shares and restricted stock was determined using the closing sale price of Orbital ATK common stock on the grant date of the award. The value of the stock options was determined using the Black-Scholes option pricing model on the grant date of the award.

The potential payout for a performance share grant ranges from 25% of target to 200% of target. For all measures, no payout will be made if performance falls short of threshold, and the actual amounts payable will be interpolated on a straight line basis between the threshold and target or between the target and maximum, as applicable.
In January 2017, as part of its planning for long-term incentive grants to be made during fiscal 2017, the Committee determined to retain the same overall long-term incentive plan design, for the same reasons described above with respect to annual incentives.
Long-Term Incentive Opportunity
In February 2016, the Committee approved the amount of each executive officer's long-term incentive award opportunity based on the Committee's review and assessment of the market competitiveness of the officers' target level of total direct compensation, including long-term incentive compensation. The target long-term incentive compensation amount for each of the named executive officers was set at or near the market median for officers in similar positions at companies in our peer group or the survey data from the aerospace and defense industry. At his request, the Committee set Mr. Thompson's target long-term incentive compensation substantially below the market median. The long-term incentive award opportunity is divided 40%-40%-20% between awards of restricted stock, performance shares and options, respectively, as shown below.

	Restricted Stock (40% of Total)	Performance Shares (40% of Total)	Options (20% of Total)	Total
Mr. Thompson	$960,000	$960,000	$480,000	$2,400,000
Mr. Pierce	$400,000	$400,000	$200,000	$1,000,000
Mr. Larson	$460,000	$460,000	$230,000	$1,150,000
Mr. Culbertson	$230,000	$230,000	$115,000	$575,000
Mr. Lehr	$200,000	$200,000	$100,000	$500,000
Performance Measure Levels
The Committee established the specific levels for each performance measure applicable to the grant of performance shares. When setting the levels, the Committee also specified that in determining and calculating the performance results at the end of the performance period, adjustments would be made to eliminate the negative or positive effects of certain items, including, for example, litigation or claim judgments or settlements, charges relating to restructurings, discontinued operations, severance and contract termination and other costs incurred in rationalizing certain business activities and extraordinary items and other unusual and non-recurring items of loss or gain. Actual performance will be measured following the end of the performance period. The Committee retains the discretion to further adjust incentive payment amounts downward after the adjusted results have been calculated.
Long-Term Incentive Compensation Payouts
During 2016, our named executive officers received shares of stock as a result of the time-based vesting of standard restricted stock grants made to them in prior periods. In addition, our named executive officers received shares of Company stock as a result of the time-based vesting of restricted stock units (“RSU”s) granted to them under two circumstances. Officers who were employed by Orbital prior to the Merger (Messrs. Thompson, Pierce and Culbertson) received annual RSU grants as part of the standard compensation program for that company. Tranches from grants made to these executives in 2014 and 2013 vested in July 2016. Officers who were employed by ATK prior to the Merger had performance awards from periods prior to the Merger converted into time-based vesting RSUs pursuant to the terms of the Merger transaction agreement between ATK and Orbital. For the then-outstanding FY14-16 and FY15-17 performance awards, the Committee determined that the number of RSUs issued in lieu of an executive’s performance award would be based on the target level of performance. This determination was based on the conclusion that a reasonable determination of actual performance could not be made for these grants given the length of time remaining in the performance periods and the resulting uncertainty regarding the measurement of the applicable performance metrics. As a result of the conversions, these awards are no longer subject to the performance-based vesting conditions of the original performance shares. Consequently, the RSUs for the FY14-16 performance period time-vested on March 31, 2016, and the RSUs for the FY15-17 period time-vested on March 31, 2017. The vesting of RSUs in 2016 for our named executive officers is provided in the Option Exercises and Stock Vested table in this Form 10-K. No performance award payouts occurred during 2016.
Transaction and Retention Bonuses
In September 2014, the Committee awarded transaction and retention cash bonuses to certain officers of the Company to recognize their significant efforts associated with the Spin-off and Merger and to retain the officers during a period of uncertainty through the successful completion of the Spin-off and the Merger and the integration of ATK and Orbital. The Committee determined that the transaction bonuses would be payable in two equal installments as soon as practicable following the closing of the transactions and on the first anniversary of the closing date. In February 2016, the second installment of the cash bonus was paid to Mr. Larson as follows:

Officer	Base Salary at Time of Award	Award as a Percentage of Base Salary	Total Cash Award	2016 Installment Paid
Mr. Larson	$458,892	125%	$573,615	$286,808
The amounts of the bonus installments paid are shown in the Summary Compensation Table in the “Bonus” column.
Other Compensation Design Elements
Recoupment and Forfeiture
The Company has a recoupment policy that reserves the right of the Committee to recoup any incentive awards from an executive officer if there is a material restatement of the Company's financial results. If the Committee determines a recoupment is appropriate in the exercise of its discretion, considering all the facts and circumstances, the executive officer shall forfeit and pay back a portion, or all, of the outstanding or previously granted awards as determined by the Committee. This includes awards that are deferred into a Company Nonqualified Deferred Compensation Plan. The recoupment policy applies to all awards granted after December 31, 2009, and includes any form of cash or equity compensation other than base salaries.
Benefit, Retirement and Perquisite Programs
Orbital ATK provides certain benefits to our executive officers, including health, welfare, and retirement benefits. We do so to support the attraction and retention of highly-skilled executives. The Company's benefits programs offer flexibility and choice. Under our benefit programs, employees have the opportunity to choose which benefits fit their personal family and financial needs.
Health and Welfare Benefits. Our executive officers participate in the same health and welfare programs as other Company employees.
Retirement Benefits. In general, our executive officers participate in the standard employee retirement programs. Supplemental executive retirement plans are also provided. See the discussion in this Form 10-K under the headings "Pension Benefits" and "Nonqualified Deferred Compensation."
Nonqualified Deferred Compensation. We offer a nonqualified deferred compensation plan as a tool for our key employees to plan for their financial future. This plan is designed to allow for retirement savings above the limits imposed by the Internal Revenue Service for 401(k) plans on a tax-deferred basis. In general, beyond the potential for a 401(k) make-up match included in the Summary Compensation Table, amounts credited to an employee's account under the plan reflect the employee's voluntary deferral of compensation. All accounts are credited with earnings and investment gains and losses by assuming that deferred amounts were invested in one or more investment alternatives selected by the participant under the terms of the plan. These investment choices are generally the same as those offered to all Company employees through the Company's 401(k) Plan. Following the Merger, legacy Orbital executives, including Messrs. Thompson, Pierce, and Culbertson, continued to participate in an Orbital non-qualified deferred compensation plan, which was frozen to future contributions for plan years commencing January 1, 2016.
Severance. From time to time, we need to offer an executive officer a severance package in connection with a termination of employment. Generally, the package is aligned with the benefits outlined in the Company's Executive Severance Plan. In certain circumstances, we may offer additional severance benefits to facilitate successful organizational transitions. The Executive Severance Plan is in line with competitive norms and it is regularly benchmarked against market practices. Payments made under this plan are described below under the heading "Potential Payments Upon Termination or Change in Control."
Change-in-Control. Executive officers participate in our Income Security Plan, which provides for severance payments under certain circumstances following a change-in-control of the Company. We believe this plan helps ensure that our officers will remain focused on the best interests of our stockholders during periods of uncertainty regarding the officers' future employment prospects. Payments under this plan are not triggered solely by a change-in-control, but rather by termination of employment (that meets certain conditions specified in the plan) following a change-in-control. The plan does not include a tax gross-up provision and caps the benefits provided under the plan at the limit established under Section 280G of the Internal

Revenue Code in order to avoid both the loss of tax deductions and the imposition of the excise tax pursuant to the Internal Revenue Code. The plan also includes a "sunset" provision applicable to the chief executive officer, the chief financial officer, the chief operating officer, and general counsel of the Company such that after five years of service with the Company in that position the amount payable would gradually be reduced from three times compensation to two times compensation at a rate of two-tenths per year (after a total of nine years of service in that position, the amount payable would be two times compensation). None of Messrs. Thompson, Larson or Pierce has served in their current positions for more than five years and, accordingly, no reduction has been made to their compensation multiple.
The Income Security Plan remains in effect until February 9, 2018 (the third anniversary of the Merger), and no other officers or employees are eligible to participate in that plan. In May 2015, the Committee adopted a new Income Security Plan (the "New Change-in-Control Severance Plan") applicable to any new executive officers and other employees who become eligible to participate after the May 5, 2015 adoption date. Mr. Lehr became the first participant in the New Change-in-Control Severance Plan. Similar to the existing Income Security Plan, payments under the New Change-in-Control Severance Plan are not triggered solely by a change-in-control, but rather by a termination of employment (that meets certain conditions specified in the plan) following a change-in-control. After February 9, 2018, any officers who participate in the existing Income Security Plan will become participants in the New Change-in-Control Severance Plan if they meet the eligibility requirements for participation at that time. The Committee will continue to monitor the plan design against market competitive practices for such plans.
Limited Perquisites. Over the last two years, the Committee has eliminated most of the Company’s executive perquisites. The Committee believes that it continues to deliver a competitive total compensation package to our executives and therefore does not need to offer extensive perquisites.
Perquisites represent a small portion of any executive officer's total direct compensation. Perquisites paid to our named executive officers are disclosed in the Summary Compensation Table under the "All Other Compensation" column.
Compensation Outside the Standard Program
In certain circumstances, such as hiring a new executive, we may provide compensation outside our standard executive compensation program.
When we offer employment to a new executive, we follow the guidelines in our executive compensation philosophy, unless individual circumstances, combined with competitive market practices, require us to include additional compensation (e.g., signing bonus or special equity grant) to attract and retain the executive talent we need. In general, we do not pay our executives additional compensation for special projects or program results. We believe that we provide a fair and competitive total compensation package to our executives for delivering business results that are expected and subsumed under our pay-for-performance philosophy.
Stock Holding Requirement
Each executive officer is required to retain at least 50% of the net shares (remaining after payment of withholding taxes and, in the case of options, exercise price) of Orbital ATK common stock acquired as compensation to ensure that executives' interests and actions are aligned with the interests of Orbital ATK's stockholders. These shares must be held until the executive leaves the Company or is no longer an executive officer. This approach underscores an ownership mentality for our executives, which is one of the fundamental principles of our executive compensation program.
The Committee annually reviews the holdings of executives to ensure compliance with the stock holding requirement.
No Hedging or Pledging of Company Stock
The Company has a policy and procedures for transactions in Orbital ATK securities for its directors and Section 16 reporting officers. This policy requires all directors and executive officers of the Company to pre-clear any proposed transactions in Orbital ATK securities. In 2015, the Board adopted a policy explicitly prohibiting hedging or pledging of Company securities by directors and executive officers. In addition, the Company's executive officers and directors have provided written representations to the Company that they do not hedge the economic risk of ownership of Company common stock, have not hedged any of their shares of Company stock and have not pledged any shares of Company common stock as collateral for a loan or otherwise.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code limits the deductibility of compensation in excess of $1,000,000 paid to certain executive officers, unless such compensation qualifies as "performance-based compensation." Among other things, in order to be deemed performance-based compensation, the compensation must be based on the achievement of pre-established objective performance criteria and must be pursuant to a plan that has been approved by the Company's stockholders. It is important for the Company to continue to be able to deduct, for tax purposes, compensation paid to its executive officers. Therefore, the Company has taken such actions under its standard compensation programs as may be necessary under Section 162(m) of the Internal Revenue Code to continue to qualify for available tax deductions related to executive compensation, including obtaining stockholder approval of compensation plans applicable to our executives in prior years.
Compensation decisions for our executive officers were made with consideration of the implications of Section 162(m). While the Committee intends to structure arrangements in a manner that preserves deductibility under Section 162(m), the Committee may decide to pay amounts outside of our stockholder approved plans that are nondeductible if it determines that such payments are consistent with our pay-for-performance philosophy and are in the best interests of the Company.
Compensation Risk Assessment
The Company has reviewed and assessed its incentive compensation plans and programs and concluded that the Company's compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company. During the last fiscal year, the Committee reviewed the Company's assessment process and discussed with management the impact of the Company’s compensation policies and practices on risk taking within the Company.
COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT
The Compensation and Human Resources Committee of the Board of Directors has reviewed and discussed with the Company's management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the Compensation and Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Orbital ATK’s proxy statement and annual report on Form 10-K.
This report is provided by the Compensation and Human Resources Committee:
Roxanne J. Decyk, Chair
Lennard A. Fisk
Robert M. Hanisee
Tig H. Krekel
Douglas L. Maine
Janice I. Obuchowski
References in columns of the tables below to “2015T” refer to the 2015 transition period, which was the nine-month period from April 1, 2015 through December 31, 2015.
SUMMARY COMPENSATION TABLE
The following table shows the cash and non-cash compensation awarded to or earned by the Chief Executive Officer, Chief Financial Officer, and each of our three other most highly compensated executive officers during 2016. The materially lower total compensation amounts reported for earlier periods in the Summary Compensation Table below are due to two non-recurring features of those periods: First, in connection with the Merger, Mr. Thompson and Mr. Pierce became the Company’s Chief Executive Officer and Chief Financial Officer, respectively, on February 9, 2015, less than two months before the end of the Company’s fiscal year ended March 31, 2015 (fiscal year 2015). As a result, no non-equity incentive compensation is reported for this period for legacy Orbital named executive officers and their salaries are calculated based on the last six weeks of the fiscal year. Second, the 2015T fiscal period was a shortened nine-month period resulting from the Company’s change from a March 31 fiscal year-end to a December 31 fiscal year-end. Consequently, the only equity grants made to the Company’s executive officers during that period were to Mr. Lehr in connection with his promotion to Executive Vice President and President, Flight Systems Group, effective July 1, 2015. Equity grants made to the other named executive officers for calendar year 2015 were made, and are reported, in the fiscal year 2015 period.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)(4)(5)(6)(7)	Option Awards ($)(8)	Non-equity Incentive Plan Compensation ($)(9)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(10)	All Other Compensation ($)(11)	Total ($)
David W. Thompson	2016	$945,688	$—	$1,970,864	$479,991	$1,246,016	$—	$226,673	$4,869,232
President &	2015T	$669,049	$—	$—	$—	$1,485,669	$—	$44,064	$2,198,782
Chief Executive Officer	FY2015	$111,539	$—	$2,072,304	$480,004	$—	$—	$14,187	$2,678,034

Garrett E. Pierce	2016	$702,121	$—	$821,057	$199,983	$690,494	$—	$138,488	$2,552,143
Chief Financial Officer	2015T	$509,262	$—	$—	$—	$840,457	$—	$28,678	$1,378,397
	FY2015	$96,925	$—	$863,330	$200,008	$—	$—	$10,976	$1,171,239

Blake E. Larson	2016	$654,231	$286,808	$944,338	$229,998	$703,209	$225,798	$67,615	$3,111,997
Chief Operating Officer	2015T	$489,836	$—	$—	$—	$604,434	$108,714	$119,939	$1,322,923
	FY2015	$467,659	$286,808	$992,908	$230,009	$465,737	$1,772,466	$125,926	$4,341,513
	FY2014	$462,662	$—	$417,867	$99,974	$579,184	$52,164	$66,402	$1,678,253

Frank L. Culbertson	2016	$495,980	$—	$472,088	$114,989	$477,330	$—	$91,322	$1,651,709
Executive Vice President &	2015T	$359,667	$—	$—	$—	$532,022	$—	$16,190	$907,879
President, Space Systems Group

Scott L. Lehr	2016	$463,558	$105,000	$410,447	$99,981	$428,021	$157,865	$40,848	$1,705,720
Executive Vice President &	2015T	$318,321	$50,000	$167,793	$29,986	$317,991	$(35,295)	$49,603	$898,399
President, Flight Systems Group

(1)
The years reported are the Company's fiscal year ending December 31, 2016, the nine-month transition period ending December 31, 2015, and the fiscal years ending March 31, 2015 and March 31, 2014, respectively.

(2)
Includes amounts, if any, deferred at the direction of the executive officer pursuant to a Company 401(k) Plan or Nonqualified Deferred Compensation Plan. Also includes payments to executive officers for fiscal year 2016 in the amounts specified as follows for an additional week of pay in order to align the payroll practices of both legacy companies as follows: Mr. Thompson, $16,827 and Mr. Pierce, $12,692 and for vacation sold under the Company's vacation buy/sell benefit program: Mr. Thompson, $33,654, Mr. Pierce, $25,385, Mr. Larson, $12,115, Mr. Culbertson, $18,078, and Mr. Lehr, $8,366.

(3)
The amounts in this column represent the following: for Mr. Larson, the second and final installment of a Merger-related transaction bonus and for Mr. Lehr, the payment of a cash award which was originally granted as a performance-based cash award. In conjunction with the Merger, the performance-based cash award was converted to a time-vested cash award based on the target level of payout for the performance period.

(4)
This column shows the aggregate grant date fair value computed in accordance with generally accepted accounting principles in the United States. For 2016, the amounts in this column for restricted stock awards and the component of the performance share awards subject to financial performance measures are calculated based on the number of shares awarded multiplied by the closing price of Orbital ATK common stock on the date of grant. The number of performance shares used to determine this aggregate fair value of the component of the award subject to revenue and return on invested capital financial metrics (50% of the total award) is based on the target payout level for the award. The fair value of the component of the awards of performance shares subject to a relative total stockholder return ("relative TSR") measure (50% of the total award) is determined by an integrated Monte Carlo simulation model. The number of performance shares used to determine the aggregate fair value of the relative TSR component of the award is based on the target payout level (amounts do not reflect the actual amounts that may vest or be earned by the executive officer). The assumptions used in calculating the aggregate grant date fair value of the awards are disclosed in Note 17 to the consolidated financial statements in this Form 10-K.

The value of the restricted stock and the value for the 2016-2018 performance shares (at target and maximum) awarded to the named executive officers during 2016 are shown separately in the table below:

		2016 - 2018 Performance Share
Name	Restricted Stock	At Target	At Maximum
Mr. Thompson	$959,991	$1,010,873	$2,021,746
Mr. Pierce	$399,930	$421,127	$842,255
Mr. Larson	$459,979	$484,359	$968,718
Mr. Culbertson	$229,950	$242,138	$484,276
Mr. Lehr	$199,925	$210,522	$421,044

(5)
For the 2015 transition period, the amounts in this column were calculated as noted above in footnote 4, except that the number of performance shares used to determine this aggregate fair value of the component of the award subject to revenue and earnings per share financial metrics (50% of the total award) was based on the target payout level for the award and the number of performance shares used to determine the aggregate fair value of the relative TSR component of the award was based on the maximum payout level.

Mr. Lehr was the only named executive officer who was granted stock awards during the nine-month transition period ended December 31, 2015. Mr. Lehr was granted restricted stock and performance share awards in connection with his promotion to Executive Vice President and President, Flight Systems Group, effective July 1, 2015. The value of the restricted stock and the value for the 2015-2017 performance shares (at target and maximum) awarded to Mr. Lehr during the 2015 transition period are shown separately in the table below:

		2015-2017 Performance Shares
Name	Restricted Stock	At Target	At Maximum
Mr. Lehr	$59,967	$68,905	$137,809

(6)	For fiscal year 2015, the amounts in this column were calculated as noted above in footnote 4.
The value of the restricted stock awards and the target value for the April 1, 2015 - December 31, 2017 performance shares (reflected in above table) awarded to each of the named executive officers in fiscal year 2015 are shown separately in the table below:

Name	Restricted Stock	2015 - 2017 Performance Shares
Mr. Thompson	$959,983	$1,112,320
Mr. Pierce	$399,933	$463,397
Mr. Larson	$459,959	$532,949

(7)
For fiscal year 2014, the amounts in this column were calculated as noted above in footnote 4. The performance shares were converted to restricted stock units in connection with the spin-off of the Company's Sporting Group on February 9, 2015.

The value of the restricted stock awards and the target value for the fiscal year 2015-2017 performance shares (reflected in above table) awarded to Mr. Larson in fiscal year 2014 are shown separately in the table below:

Name	Restricted Stock	FY2015 - 2017 Performance Shares
Mr. Larson	$149,908	$267,959

(8)
The amount in this column shows the aggregate grant date fair value computed in accordance with generally accepted accounting principles in the United States. The amount is based on the fair value of the stock option award as estimated using the Black-Scholes option-pricing model multiplied by the number of shares subject to the option award. The assumptions used to arrive at the Black-Scholes value are disclosed in Note 17 to the consolidated financial statements in this Form 10-K.

(9)
The amounts in this column represent payment of annual incentive compensation for the periods noted. The annual incentive compensation program and payments for 2016 are described in the "Compensation Discussion and Analysis" in this Form 10-K. Includes amounts, if any, deferred at the direction of the executive officer pursuant to the Company's 401(k) Plan or Nonqualified Deferred Compensation Plan.

(10)
The amounts in this column represent the aggregate change in the actuarial present value of the officer's accumulated retirement benefits under the Company's Pension and Retirement Plan and Defined Benefit Supplemental Executive Retirement Plan. Mr. Thompson, Mr. Pierce, and Mr. Culbertson do not participate in a defined benefit retirement plan. See the "Pension Benefits" section in this Form 10-K for additional information. No above-market or preferential earnings on any nonqualified deferred compensation was paid to the officers during the last fiscal year and, accordingly, no such amounts are reflected above.

(11)	"All Other Compensation" amounts for 2016 consist of the following:

Name	Dividends (1)	401(k) Plan Contributions	DC SERP Plan Allocations
Mr. Thompson	$22,868	$22,525	$181,280
Mr. Pierce	$9,527	$22,525	$106,436
Mr. Larson	$11,520	$11,925	$44,170
Mr. Culbertson	$5,478	$22,525	$63,319
Mr. Lehr	$6,055	$11,925	$22,868

(1)	This amount represents cash dividend payments made to the named executive officers on unvested restricted stock awards.
GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity plan-based awards made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2016. The non-equity awards were granted under our Executive Officer Incentive Plan, which was approved by stockholders in 2016, and the equity awards were granted under our Stock Incentive Plan, which was approved by stockholders in 2015.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)(6)
												Exercise or Base Price of Option Awards ($/Share)
Name	Grant Date (1)	Approval Date (1)	Incentive Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David W. Thompson	2/2/2016	2/2/2016	Annual (2)	$405,000	$1,080,000	$1,728,000
	3/17/2016	2/29/2016	Long-Term Stock (3)				3,021	12,086	24,172				$1,010,873
	3/17/2016	2/29/2016	Restricted Stock (4)							12,086			$959,991
	3/17/2016	2/29/2016	Stock Options (5)								23,380	$79.43	$479,991

Garrett E. Pierce	2/2/2016	2/2/2016	Annual (2)	$224,438	$598,500	$957,600
	3/17/2016	2/29/2016	Long-Term Stock (3)				1,258	5,035	10,070				$421,127
	3/17/2016	2/29/2016	Restricted Stock (4)							5,035			$399,930
	3/17/2016	2/29/2016	Stock Options (5)								9,741	$79.43	$199,983

Blake E. Larson	2/2/2016	2/2/2016	Annual (2)	$217,688	$580,500	$928,800
	3/17/2016	2/29/2016	Long-Term Stock (3)				1,447	5,791	11,582				$484,359
	3/17/2016	2/29/2016	Restricted Stock (4)							5,791			$459,979
	3/17/2016	2/29/2016	Stock Options (5)								11,203	$79.43	$229,998

Frank L. Culbertson	2/2/2016	2/2/2016	Annual (2)	$144,000	$384,000	$614,400
	3/17/2016	2/29/2016	Long-Term Stock (3)				723	2,895	5,790				$242,138
	3/17/2016	2/29/2016	Restricted Stock (4)							2,895			$229,950
	3/17/2016	2/29/2016	Stock Options (5)								5,601	$79.43	$114,989

Scott L. Lehr	2/2/2016	2/2/2016	Annual (2)	$138,000	$368,000	$588,800
	3/17/2016	2/29/2016	Long-Term Stock (3)				629	2,517	5,034				$210,522
	3/17/2016	2/29/2016	Restricted Stock (4)							2,517			$199,925
	3/17/2016	2/29/2016	Stock Options (5)								4,870	$79.43	$99,981

(1)
The Compensation and Human Resources Committee of the Board of Directors met on February 2, 2016 to approve the estimated future payouts under the annual incentive plan and on February 29, 2016 to approve the award of long-term stock, restricted stock and stock options to be granted as of March 17, 2016, the second day following the filing of the Corporation's Transition Report on Form 10-K with the Securities and Exchange Commission.

(2)
The amounts reflect the potential cash payout for the annual incentive program for the fiscal period beginning on January 1, 2016 and ending on December 31, 2016 if all performance measures are satisfied at the applicable level. The material terms of the award are described above in the "Compensation Discussion and Analysis" under the subheading "Annual Incentive Performance Results" See the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table above for the amount actually earned for 2016.

(3)
Each column in this row shows the number of shares of common stock that may be paid out for the three fiscal-year performance period beginning January 1, 2016 and ending December 31, 2018 if all performance metrics are satisfied at the applicable level. The payout will be determined after the fiscal year ending December 31, 2018. The material terms of the award are described above in the "Compensation Discussion and Analysis" under the subheading "2016 Long-Term Incentive Compensation."

(4)
The number of shares of restricted stock shown in this row represents the actual number of shares of restricted stock granted to the named executive officers on March 17, 2016. The restricted stock shown in this row vests in three equal annual installments beginning on the first anniversary of the grant date.

The shares of restricted stock shown in this row may also vest upon death, disability, involuntary termination without cause or a qualifying termination of employment following a change in control of the Company. Dividends are payable on the shares at the same rate as dividends paid on all outstanding shares of Orbital ATK common stock.

(5)
The number of stock options shown in this row represents the actual number of options granted to the named executive officers on March 17, 2016. The option exercise price is the closing sale price of a share of Orbital ATK common stock on the NYSE on the date of grant. The stock options vest in three equal annual installments starting on the first anniversary of the grant date. The options may also vest in the event of a qualifying termination of employment following a change in control of the Company.

(6)
This column shows the full grant date fair value of the equity awards under FASB ASC Topic 718. Generally, for the long-term stock incentive awards relating to performance metrics, the full grant date fair value is the amount the Company could expense in its financial statements over the awards' performance period assuming performance is achieved at the target level. Assumptions made in the calculations of these amounts may be found in Note 17 to the consolidated financial statements in this Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table shows the unexercised stock options, unvested restricted stock awards and restricted stock units, and unearned performance share awards as of December 31, 2016 by the executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(6)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)(6)
David W. Thompson	7/21/2014	—	—	—	$—	—	6,735	$590,862	—		$—
	3/10/2015	7,797	15,595	—	$72.06	3/10/2025	8,882	$779,218	3,330	$(7)	$292,141
	3/17/2016	—	23,380	—	$79.43	3/17/2026	12,086	$1,060,305	3,021	(8)	$265,032

Garrett E. Pierce	7/21/2014	—	—	—	—	—	4,490	$393,908	—		$—
	3/10/2015	3,249	6,498	—	$72.06	3/10/2025	3,700	$324,601	1,387	$(7)	$121,682
	3/17/2016	—	9,741	—	$79.43	3/17/2026	5,035	$441,721	1,258	$(8)	$110,364

Blake E. Larson	3/6/2012	7,597	—	—	$26.25	3/6/2022	—	$—	—		$—
	3/5/2013	6,094	—	—	$30.40	3/5/2023	—	$—	—		$—
	3/11/2014	1,842	922	—	$61.65	3/11/2024	4,428	$388,468	—		$—
	3/10/2015	3,736	7,473	—	$72.06	3/10/2025	4,256	$373,379	1,595	$(7)	$139,929
	3/17/2016	—	11,203	—	$79.43	3/17/2026	5,791	$508,044	1,447	$(8)	$126,945

Frank L. Culbertson	7/21/2014	—	—	—	$—	—	2,993	$262,576	—		$—
	3/10/2015	1,868	3,736	—	$72.06	3/10/2025	2,128	$186,689	797	$(7)	$69,921
	3/17/2016	—	5,601	—	$79.43	3/17/2026	2,895	$253,978	723	$(8)	$63,429

Scott L. Lehr	3/11/2014	—	—	—	$—	—	1,730	$151,773	—		$—
	3/10/2015	—	—	—	$—	—	1,943	$170,459	485	(7)	$42,549
	7/1/2015	481	962	—	$73.13	7/1/2025	547	$47,988	205	(7)	$17,985
	3/17/2016	—	4,870	—	$79.43	3/17/2026	2,517	$220,816	629	(8)	$55,182

(1)	For a better understanding of this table, we have included an additional column showing the grant dates of stock options, restricted stock awards, restricted stock units and performance share awards.

(2)	Stock option grants vest in three equal annual installments beginning on the first anniversary of the grant date.

(3)
The amounts shown for the grants to Mr. Thompson, Mr. Pierce and Mr. Culbertson in 2014 are for time-vesting restricted stock units granted by Orbital prior to the Merger and assumed by the Company in connection with the Merger. The restricted stock units will be settled in shares of Orbital ATK common stock, subject to the officer's continued employment with the Company through the applicable vesting date. Grants made on July 21, 2014 vest on July 21, 2017. All restricted stock units vest in full in the event of the officer's death or disability.

(4)
The amounts shown for the grants made on March 11, 2014 include restricted stock awards and restricted stock units that vest in three equal annual installments beginning on the first anniversary of the grant date.

For the March 11, 2014 grants, the number of restricted stock units and the number of shares subject to restricted stock awards for each of the named executive officers are shown separately in the table below:

Name	Restricted Stock Awards	Restricted Stock Units
Mr. Larson	375	4,053
Mr. Lehr	231	1,499

The amounts shown for the grants made on March 10, 2015 and March 17, 2016 are for restricted stock awards that vest in three equal annual installments beginning on the first anniversary of the grant date.

(5)
The amounts in this column were calculated using a per share value of $87.73, the closing price of Company common stock as reported on the NYSE on December 30, 2016, the last trading day of the fiscal year.

(6)
The amounts shown reflect the payout of the performance shares based on achievement at the threshold level of performance. The vesting and payout of any performance shares for the respective performance periods ending on December 31 will be determined, based on the actual achievement of specified performance goals.

(7)
These shares correspond to a long-term incentive award relating to performance growth measures (relative TSR, absolute earnings per share growth, and absolute revenue growth) for the period of April 1, 2015 through December 31, 2017.

(8)
These shares correspond to a long-term incentive award relating to performance growth measures (relative TSR, absolute earnings per share growth, and absolute revenue growth) for the period of January 1, 2016 through December 31, 2018.

OPTION EXERCISES AND STOCK VESTED
The following table provides information for the executive officers named in the Summary Compensation Table regarding the exercise of stock options and the vesting of restricted stock awards and restricted stock units during the fiscal year ended December 31, 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)(2)	Value Realized on Vesting ($)(1)(2)
David W. Thompson			26,881	$2,277,378
Garrett E. Pierce			17,932	$1,527,355
Blake E. Larson			9,180	$769,538
Frank L. Culbertson			10,786	$921,834
Scott L. Lehr			1,830	$145,231

(1)
Includes the vesting of restricted stock units. Value realized was determined by multiplying the number of vested shares or units by the closing market price of the Company's common stock on the date of vesting. If the vesting date fell on a weekend or holiday, the closing market price of the common stock on the business day immediately preceding the vesting date was used to determine the value realized.

(2)	The number of shares of restricted stock awards and restricted stock units that vested for each of the officers is as follows:

Name	Vesting Date	Number of Shares
Mr. Thompson	2/10/2016	6,735
	3/10/2016	4,440
	7/21/2016	6,735
	7/25/2016	8,971
Mr. Pierce	2/10/2016	5,612
	3/10/2016	1,850
	7/21/2016	4,490
	7/25/2016	5,980
Mr. Larson	3/5/2016	892
	3/10/2016	2,127
	3/11/2016	375
	3/31/2016	5,786
Mr. Culbertson	2/10/2016	2,245
	3/10/2016	1,063
	7/21/2016	2,993
	7/25/2016	4,485
Mr. Lehr	3/5/2016	355
	3/10/2016	971
	3/11/2016	231
	7/1/2016	273
Upon vesting of each award, the Company withheld shares of Company common stock from each officer having a value equal to the applicable tax withholding requirement.

PENSION BENEFITS
Orbital ATK maintains two tax-qualified defined benefit retirement plans covering fewer than half of our employees. These plans were closed to new participants as of January 1, 2007 (and at later dates for certain employees covered by collective bargaining agreements). Of the named executive officers, only Mr. Larson and Mr. Lehr participated in a defined benefit plan during 2016. Their benefits are described below. The named executive officers who do not participate in a defined benefit plan (Mr. Thompson, Mr. Pierce, and Mr. Culbertson) instead participated in the Orbital ATK defined contribution plan. The Company’s contributions for these named executive officers are included in the Summary Compensation Table under the column "All Other Compensation."
The Internal Revenue Code limits the benefits that may be paid from such tax-qualified plans. The Orbital ATK, Inc. Defined Benefit Supplemental Executive Retirement Plan (the "DB SERP") was established to provide benefits for highly compensated employees whose tax-qualified defined benefit plan benefits are reduced by certain IRS limits or by their participation in the Company's Nonqualified Deferred Compensation Plan. A grantor trust was established under which certain funds have been set aside to satisfy some of the obligations under the DB SERP. If the funds in the trust are insufficient to pay amounts payable under the DB SERP, the Company will pay the deficiency. Mr. Larson and Mr. Lehr participate in the DB SERP. The Company also sponsors the Orbital ATK, Inc. Defined Contribution Supplemental Executive Retirement Plan (the "DC SERP"). All of the named executive officers participated in the DC SERP during 2016. Amounts allocated by the Company under the DC SERP are included in the Summary Compensation Table under the column "All Other Compensation" and are also shown in the table under the heading "Nonqualified Deferred Compensation" in this Form 10-K.
Orbital ATK, Inc. Pension and Retirement Plan
Due to acquisitions and benefit plan mergers, the Orbital ATK, Inc. Pension and Retirement Plan (the "Pension Plan") contains various benefit formulas that apply to certain groups of employees. The benefit formulas that applied prior to July 1, 2013 to the two named executive officers who were participants in a defined benefit plan at that time were the following:

•	Mr. Larson - the old Cash Balance formula under the Pension Plan,

•	Mr. Lehr - the Aerospace Plan formula under the Pension Plan.
Since July 1, 2013, the pension benefit is calculated in two pieces: the benefit earned as of June 30, 2013 under the prior formula and the benefit earned under a new Cash Balance formula for service and earnings beginning July 1, 2013. Mr. Larson and Mr. Lehr began earning benefits under the new Cash Balance formula effective July 1, 2013.
Each portion of the pension benefit will be payable separately. Different payment forms and commencement dates may be elected for the different pieces of the benefit. The elements of compensation used in applying the various payment and benefit formulas generally include base salary plus annual incentive payments (actually paid through the month of termination of employment, or June 30, 2013, in the case of benefits under the frozen formulas), up to the applicable IRS maximum compensation limit. Historically, employees were vested after five years of vesting service. On January 1, 2008, vesting under the old Cash Balance formula changed to three years of vesting service. Effective July 1, 2013, all impacted employees who transitioned to the new Cash Balance formula became 100% vested in their entire pension benefit regardless of their years of vesting service. Mr. Larson and Mr. Lehr participated in a defined benefit plan during 2016 and are vested in their respective Pension Plan benefits. The normal retirement age for the plan is defined in the Pension Plan as age 65.
New Cash Balance Formula - Effective for All Participants as of July 1, 2013
Effective July 1, 2013, the pension plan formulas were amended to provide benefits based on a new Cash Balance formula. The new Cash Balance formula provides pay and interest credits to all eligible participants. The pay credit is based on a percentage of eligible earnings received after July 1, 2013. The pay credit percentage is based on age plus Pension Service. Pension Service includes prior formula service to June 30, 2013 and service after July 1, 2013 (measured in whole years) at the end of each calendar year.

Age plus Years of Pension Service	Percentage of Eligible Pay
Less than 40	2.5%
From 40 to 59	3.0%
60 or more	4.0%
Cash Balance accounts are credited annually with pay and interest credits. The annual interest crediting rate is 4% and applies to the beginning of year account balance. Interest credits after termination continue to apply until benefit commencement date.

After termination of employment, a participant's vested account balance may be distributed immediately to a participant regardless of age in a variety of actuarially equivalent monthly annuity payment forms or as a lump sum payment. The interest rate and mortality table used to convert the cash balance account to a monthly annuity are based on the IRS prescribed assumptions for lump sum benefits (Section 417(e) of the Internal Revenue Code) in effect at the time the benefit commences.
Defined Benefit Plan Formulas Prior to July 1, 2013
Old Cash Balance Formula (Mr. Larson)
Effective April 1, 1992, the pension plan formula then in effect was amended to provide benefits based upon a Cash Balance formula (referred to as the "old" Cash Balance formula). The old Cash Balance formula continues to apply to employees who were participants in the pension plan as of April 1, 1992, or were hired after April 1, 1992 and not covered by one of the subsequently acquired plan formulas, but who had at least 15 years of credited service as of December 31, 2003. Effective June 30, 2013, pay credits under this old Cash Balance Formula ended. Mr. Larson's initial cash balance account was equal to the lump sum value as of April 1, 1992 of his accrued benefit under the prior pension plan formula at that time. Mr. Larson's cash balance account was credited monthly with a percentage of pension earnings that increased with length of service as follows:

Years of Service	Percentage of Pension Earnings	Additional Percentage for Earnings in Excess of Social Security Wage Base
Less than 5	3.5%	3.5%
5 to 9	4.5%	4.5%
10 to 14	5.5%	5.5%
15 to 19	6.5%	5.5%
20 to 24	7.5%	5.5%
25 or more	8.5%	5.5%
The pay credits applied to the old cash balance accounts ended on June 30, 2013. The account balances continue to be credited monthly with interest credits equal to one-twelfth of the average one-year U.S. Treasury Bill rate during the 12 months ending September 30 of the prior calendar year. The minimum annual interest crediting rate is 3.06%. For calendar year 2016, the interest crediting rate is 3.06%.
The old Cash Balance formula benefit (frozen as of June 30, 2013) is not less than the lump sum equivalent of a monthly benefit of $47.50 multiplied by years of credited service as of June 30, 2013 payable at age 65.
At retirement, which may occur at or after age 55, a participant's vested old Cash Balance account may be payable as a monthly annuity or an annuity with a lump sum payment at age 62 or, if commencement of benefits occurs at or after age 62, as an optional lump sum payment. The interest rate and mortality table used to convert the old cash balance account to a monthly annuity are based on the IRS prescribed assumptions for lump sum benefits (Section 417(e) of the Internal Revenue Code) in effect at the time the benefit commences and early or late retirement age adjustment factors as specified in the plan. Participants who terminate employment before age 55 may receive a lump sum payment at age 65.
Aerospace Plan Formula (Mr. Lehr)
The Aerospace Plan formula covers employees who had at least 15 years of credited service as of December 31, 2003 and who joined the Company in connection with the acquisition of Hercules Aerospace Company from Hercules Incorporated or began employment in a location offering this formula. This formula contains provisions similar to those of the Hercules plan that covered the Hercules location employees prior to the acquisition. If a participant was covered by the Hercules plan prior to January 1, 1985, certain grandfathered provisions remain - such as early retirement at age 50.
The Aerospace Plan formula provides an annuity benefit determined based on final average earnings and the participant's years of credited service. Effective June 30, 2013, benefit accruals under this formula were frozen for the impacted participants. The frozen benefit is equal to:

•	1.2% of final average earnings up to one-half of the social security wage base (as in effect for the 12 months prior to July 1, 2013) multiplied by years of credited service; plus

•	1.6% of final average earnings in excess of one-half of the social security wage base (as in effect for the 12 months prior to July 1, 2013), multiplied by years of credited service.
Final average earnings, the social security wage base and credited service are all frozen as of June 30, 2013. Final average earnings is equal to the average of the highest 60 consecutive months out of the last 120 months of earnings as of June 30, 2013. The social security wage base as in effect for the 12 months prior to July 1, 2013 is $111,900.
Benefits are paid in a variety of actuarially equivalent monthly annuity options at retirement. Additionally, participants eligible for early retirement may elect to receive 51% of their benefit in a lump sum payment.
Participants with at least 10 years of credited service may retire at age 60 with no reduction in their age 65 frozen benefit, and with a reduced frozen benefit on or after age 55. The benefits of participants electing early retirement are reduced 5% for each year that retirement precedes the age at which they are entitled to an unreduced benefit, except that this reduction percentage is decreased for each year of credited service in excess of 30 years. As it relates to the frozen benefit, service with the Company after July 1, 2013 will be included when determining eligibility for early retirement.
Defined Benefit Supplemental Executive Retirement Plan
The DB SERP provides benefits for highly compensated employees whose tax-qualified defined benefit plan benefits are reduced by certain IRS limits or by their participation in the Company's Nonqualified Deferred Compensation Plan. The IRS annual salary limitation (Section 401(a)(17) of the Internal Revenue Code) and certain other IRS requirements restrict pension benefits from tax-qualified pension plans for certain highly compensated employees. The DB SERP is designed to offset these limitations.
The applicable benefits from the DB SERP are generally based on the same benefit formula and provisions as the underlying qualified plan formula that applies to the participant. Effective July 1, 2013, the benefit formula for future accruals under the DB SERP changed to the new Cash Balance formula. The DB SERP benefit after July 1, 2013 consists of the frozen SERP benefit earned under the prior formula as of June 30, 2013 and the SERP benefit earned under the new Cash Balance formula after that date. The DB SERP benefits are paid in a lump sum the later of six months or February 1 following the calendar year of termination of employment or separation of service (as defined by Section 409A of the Internal Revenue Code), including interest (at the greater of 6% or the rate specified in the qualified pension plan for determining lump sum payments) from the first day of the month following termination to the actual payment date. The DB SERP benefit is converted to a lump sum payment based on an annual interest rate that is the greater of 6% or the rate specified in the qualified pension plan for determining lump sum payments, except for formulas which already determine the benefit as a lump sum amount.
Employees vest in the DB SERP benefits at the same time their benefits vest under the qualified pension plan.
The DB SERP provides certain executives covered by the old Cash Balance formula with the right to receive a benefit based on the greater of the PEP formula or the old Cash Balance formula through June 30, 2013 provided they remain employed until at least age 55 and receive a benefit under the new Cash Balance formula in effect July 1, 2013. This provision applies to Mr. Larson since he has attained age 55 and is reflected in the table below. The amount of the additional benefit (if any) depends on actual pension earnings and actual cash balance interest credits through the date of determination.
Pension Benefits
The following table provides information concerning each defined benefit plan of the Company that provides for payments or benefits to any of the named executive officers.

Name	Plan Name	Number of Years Pension Service (1)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Blake E. Larson	Pension Plan	35.5	624,877	—
	DB SERP	35.5	2,638,594	—
Scott L. Lehr	Pension Plan	32.667	1,397,514	—
	DB SERP	32.667	790,841	—
(1)Pension Service is determined in years and months as of December 31, 2016.

Assumptions
The "Present Value of Accumulated Benefits" is based on the same assumptions as those used for the valuation of the plan liabilities in this Form 10-K. The assumptions made in the calculations of these amounts may be found in Note 13 to the audited financial statements in this Form 10-K.
The old Cash Balance formula benefits are projected from the current account value to age 65 assuming that the interest crediting rate is 3.5% for years after 2016. Retirement age is assumed to be age 65, except for Mr. Lehr’s benefits. For Mr. Lehr, age 60 is used since this is the unreduced retirement age for the Aerospace Plan formula. The assumption is made that there is no probability of pre-retirement death or termination by any other cause.
All SERP benefits are assumed to be paid as a lump sum in accordance with the plan document.
"Pension Service" includes only service with the Company (or certain acquired employers). In general, the Company does not grant extra years of pension service.
NONQUALIFIED DEFERRED COMPENSATION
The following table provides information for the executive officers named in the Summary Compensation Table regarding contributions, earnings, distributions and year-end account balances with respect to the contributions to the Company's Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"), the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan (the "Orbital Deferred Compensation Plan"), and the Company's Defined Contribution Supplemental Executive Retirement Plan (the "DC SERP"), .

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)(1)
David W. Thompson	Deferred Compensation Plan	$182,407	$—	$7,473	$—	$189,880
	Orbital Deferred Compensation Plan	$—	$—	$313,956	$—	$5,497,906
	DC SERP	$—	$181,280	$—	$—	$181,280
Garrett E. Pierce	Deferred Compensation Plan	$—	$—	$—	$—	$—
	Orbital Deferred Compensation Plan	$—	$—	$8,834	$—	$166,214
	DC SERP	$—	$106,436	$—	$—	$106,436
Blake E. Larson	Deferred Compensation Plan	$—	$—	$45,766	$—	$822,497
	DC SERP	$—	$44,170	$5,369	$—	$126,557
Frank L. Culbertson	Deferred Compensation Plan	$—	$—	$—	$—	$—
	Orbital Deferred Compensation Plan	$—	$—	$1,047	$—	$20,466
	DC SERP	$—	$63,319	$—	$—	$63,319
Scott L. Lehr	Deferred Compensation Plan	$—	$—	$—	$—	$—
	DC SERP	$—	$22,868	$1,871	$—	$53,283

(1)
For Messrs. Larson and Lehr, the amounts in the following table represent aggregate contributions made by the executive officer or by the Company for the benefit of the executive officer, since the officer's commencement of participation in the plan(s) through December 31, 2016. Deferrals and contributions in prior years were previously reported as compensation in the Summary Compensation Table in the Company's proxy statement for the applicable years for those officers who were named in the Summary Compensation Table in those years. For Messrs. Thompson, Pierce and Culbertson, amounts in the following table represent aggregate contributions since the beginning of their employment with the Company on February 9, 2015. The aggregate earnings represent the cumulative earnings on the original deferred amounts. There have been no distributions/withdrawals made to the named executive officers through December 31, 2016.

Detail of Aggregate Balances at Last Fiscal Year End

	Executive Contributions			Registrant Contributions
Name	Salary Deferrals ($)	Annual Cash Incentive Deferrals ($)	Performance Share Deferrals ($)	Allocations to Orbital Deferred Compensation Plan ($)	Allocations to DC SERP ($)	Aggregate Earnings ($)	Withdrawals ($)	Balance ($)
Mr. Thompson	$182,407	$—	$—	$23,882	$181,280	$556,105	$—	$5,869,066
Mr. Pierce	$—	$—	$—	$16,964	$106,436	$10,589	$—	$272,650
Mr. Larson	$—	$308,888	$—	$—	$125,384	$514,782	$—	$949,054
Mr. Culbertson	$—	$—	$—	$4,269	$63,319	$643	$—	$83,785
Mr. Lehr	$—	$—	$—	$—	$51,703	$1,580	$—	$53,283
Deferred Compensation Plan
All of the named executive officers are eligible to participate in the Nonqualified Deferred Compensation Plan. Participants in the plan generally may elect to defer up to 70% of salary and 100% of cash or equity incentive compensation. The Company may credit to participants' accounts under the plan certain additional amounts relating to foregone matching contributions under a Company 401(k) plan. Under the plan, the Company may also make additional discretionary contributions to participants' accounts.
The plan is an unfunded plan, meaning that participants' accounts are bookkeeping entries only and do not entitle them to ownership of any actual assets. The accounts represent an unsecured promise by the Company to pay participants benefits in the future. However, the Company has established a nonqualified grantor trust commonly known as a "Rabbi Trust." The assets of the Rabbi Trust will be used to pay benefits, but the assets of the Trust remain subject to the claims of the Company's general creditors.
Participants' account balances are credited with earnings and investment gains and losses by assuming that the deferred amounts were invested in one or more investment funds made available by the Company from time to time under the plan. The investment alternatives include funds with different degrees of risk and, for amounts credited before January 1, 2005, include Company common stock as an investment alternative. Participants select their measuring investments from among the investment alternatives provided and may reallocate amounts among the various investment alternatives at any time, except for amounts credited to the Company common stock investment alternative. After January 1, 2005, only deferrals of equity performance awards may be credited to, and must remain credited to, the Orbital ATK common stock investment alternative. Amounts allocated to the Orbital ATK common stock investment alternative are credited with dividend equivalents in the form of additional deferred stock units, based on the closing sale price of Orbital ATK common stock as reported on the NYSE on the dividend payment dates. Dividend equivalents are credited at the same rate as cash dividends paid on Orbital ATK's common stock.
The investment alternatives during 2016 were based on funds which generally corresponded to the investment funds made available under the Company's 401(k) Plan.
Generally, payouts from the plan cannot be made until the participant terminates employment, becomes totally and permanently disabled, has an unforeseeable financial emergency or reaches the date of a scheduled distribution elected by the participant under rules specified in the plan. A participant may request a distribution of amounts deferred before January 1, 2005, subject to the forfeiture of 10% of the amount withdrawn. Payouts may commence as soon as practicable following the occurrence of a distribution event; however, for amounts deferred after 2004, a payout cannot begin until six months after termination or separation of service (as defined by Section 409A of the Internal Revenue Code) for certain participants. Payouts are made in cash, except with respect to deferrals of equity performance awards after January 1, 2005, which are paid in shares of Orbital ATK common stock equal to the number of shares that were deferred, plus additional deferred stock units credited to the participants' accounts as a result of the deemed reinvestment of dividend equivalents with respect to the deferred shares. In addition, any Vista Outdoor Inc. ("Vista") deferred stock units that have been credited to a participant's account will be settled in shares of Vista common stock on a one-for-one basis. Vista phantom stock units will be paid in cash. For deferrals made on or after January 1, 2005, payouts are made in a lump sum or, in the case of retirement, in either a lump sum or in annual installments of up to 15 years as elected by the participant.
Orbital Deferred Compensation Plan
The Orbital Deferred Compensation Plan was assumed by the Company in connection with the Merger and is applicable to eligible legacy Orbital employees, including Mr. Thompson, Mr. Pierce and Mr. Culbertson. The plan was frozen to future contributions for plan years commencing January 1, 2016. The plan provided executive officers and other key management and highly compensated employees with the ability to set aside compensation on a tax-deferred basis. This compensation consisted of amounts a participant elected to defer and/or discretionary contributions by the Company. Under the plan, the participants deferred up to 100% of their cash base salaries and up to 100% of their cash bonuses.
The participants have the right to allocate amounts credited to their plan account to one or more measuring investments made available by the plan administrator. The participants may change these allocations on a daily basis by contacting the plan administrator by phone or accessing their plan account online through the plan administrator's website.
Benefits under the plan will be distributed under the terms elected by the employee. For each deferral year and type of deferral, the participant elected either a future in-service withdrawal date or a distribution upon a voluntary or involuntary termination of employment. The participant also elected to receive the distributions either as a lump sum payment or in annual installments. In the event a participant dies while employed by Orbital ATK, benefits will be paid to the participant's beneficiaries in the same manner as elected by such participant. Additionally, upon a showing of an unforeseen financial hardship and with appropriate approval from the Compensation and Human Resources Committee, a participant may be allowed to access funds in the participant's plan account earlier than the elected distribution date. Mr. Thompson Mr. Pierce and Mr. Culbertson are fully vested in their account balances under the plan.
Defined Contribution Supplemental Executive Retirement Plan
The DC SERP is a nonqualified defined contribution plan under which the Company and its subsidiaries that sponsor the DC SERP may credit pre-tax contributions to a participant's account. Participation in the DC SERP is limited to (1) employees who are eligible for a non-elective contribution ("NEC") under the 401(k) Plan and (2) beginning July 1, 2013, employees who receive eligible compensation in excess of the IRS annual compensation limit and make the maximum allowable before-tax or Roth 401(k) contributions to the 401(k) Plan. An annual NEC allocation of 2.5% to 4.0% of compensation in excess of the IRS limits for a plan year will be made to a participant's account if: (i) the employee is a participant in the 401(k) Plan and the employee's NEC to the 401(k) Plan for the plan year is reduced by the annual compensation limit imposed by the Internal Revenue Code or (ii) the employee is a participant in both the 401(k) Plan and the Nonqualified Deferred Compensation Plan and the employee's NEC to the 401(k) Plan for the plan year is reduced due to the employee's deferrals to the Nonqualified Deferred Compensation Plan. Additionally, an annual match allocation of 4.5% of compensation in excess of the IRS compensation limit will be made to a participant's account if the participant has made the maximum allowable before-tax or Roth 401(k) contributions to the 401(k) Plan for the calendar year.
Vesting for the NEC allocation under the DC SERP occurs following three years of vesting service and vesting for the match allocation under the DC SERP occurs following one year of vesting service. A participant becomes fully vested upon death, attainment of age 65, total disability while employed by the Company, or upon a change in control.
The DC SERP is an unfunded plan, meaning that participants' accounts are bookkeeping entries only and do not entitle them to ownership of any actual assets. The accounts represent an unsecured promise by the Company to pay participants benefits in the future.
Participants' account balances are credited with earnings and investment gains and losses by assuming that the allocations were invested in one or more investment funds made available by the Company from time to time under the plan. The measuring investments have different degrees of risk. Participants select their measuring investments from among the investment alternatives provided and may reallocate amounts among the various investment alternatives at any time. The investment alternatives corresponded to the investment funds made available under the Company's 401(k) Plan.
The DC SERP benefit is paid as a lump sum on the later of the first day of the seventh month following termination of employment or February 1st of the calendar year following the calendar year of termination of employment.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Payments Made Upon Voluntary or Involuntary Termination
If the employment of any of the named executive officers is voluntarily or involuntarily terminated (other than retirement or involuntary termination without cause, as described below), no additional payments or benefits will accrue or be paid to the individual, other than what has been accrued and vested in the benefit plans discussed above in this Form 10-K under the headings "Summary Compensation Table," "Pension Benefits," and "Nonqualified Deferred Compensation." A voluntary or involuntary termination will not trigger an acceleration of the vesting of any stock options.
Payments Made Upon Retirement
Upon retirement of a named executive officer, the officer would be eligible for:

•
A prorated amount of the executive officer's annual incentive award, payable at the end of the performance period. The payment would be based on actual performance measured following the end of the performance period and would be prorated for the period of employment, provided the officer completed at least 90 days of employment in the performance period.

•	Stock options generally are exercisable for three years to the extent exercisable on the date of retirement, but may not be exercised later than the expiration date of the stock options.

•
Any outstanding performance share awards would be paid at the end of the performance period based on the actual performance measured following the end of the performance period and would be prorated for the period of active service during the performance period.

•	Shares of restricted stock and restricted stock units would be forfeited.
If a named executive officer covered under the Company's Defined Benefit Supplemental Executive Retirement Plan (the "DB SERP") or the Company's Defined Contribution Supplemental Executive Retirement Plan (the "DC SERP") engages in certain specific activities before payment of the supplemental executive retirement plan benefit, the executive will forfeit the benefit provided under the Plan. The DB SERP is described above in this Form 10-K under the heading "Pension Benefits" and the DC SERP is described above in this Form 10-K under the heading "Nonqualified Deferred Compensation."
Payments Made Upon Involuntary Termination Without Cause
If the employment of any of the named executive officers is terminated by Orbital ATK for convenience or a reduction in force due to lack of business or reorganization, the officer would be eligible for:

•	A lump sum payout equal to 12 months base salary.

•
A prorated amount of the executive officer's annual incentive award, payable at the end of the performance period. The payment would be based on actual performance measured following the end of the performance period and would be prorated for the period of employment, provided the officer completed at least 90 days of employment in the performance period.

•	An additional $25,000 to defray health care costs.
In return, the officer is required to execute a general release of claims against Orbital ATK and agree to confidentiality, non-compete, non-solicitation and non-disparagement provisions for the one-year severance period. If a breach of any of these post-employment restrictions occurs, Orbital ATK is entitled to stop payment on the severance benefit and recover payments already made.
In the event of an involuntary termination without cause, of any of the named executive officers, our standard award agreements provide as follows:

•
Stock options generally are exercisable for three years following such termination of employment to the extent exercisable on the date of termination, but may not be exercised later than the expiration date of the stock options.

•	Shares of restricted stock and restricted stock units would immediately vest.

•
Any outstanding performance share awards would be paid at the end of the performance period based on the actual performance measured following the end of the performance period and would be prorated for the period of active service during the performance period.

The amounts of these payments are shown in the table below titled "Potential Payments Upon Termination."
Payments Made Upon Disability
If the employment of any of the named executive officers is terminated due to disability, the following provisions would apply:

•
A prorated amount of the executive officer's annual incentive award, payable at the end of the performance period would be paid based on actual performance measured following the end of the performance period and prorated for the period of employment, provided the officer completed at least 90 days of employment in the performance period.

•
Stock options generally are exercisable for three years following such termination of employment to the extent exercisable on the date of termination, but may not be exercised later than the expiration date of the stock options.

•	Shares of restricted stock and restricted stock units would immediately vest.

•
Any outstanding performance share awards would be paid at the end of the performance period based on the actual performance measured following the end of the performance period and would be prorated for the period of active service during the performance period.

The amounts of these payments are shown in the table below titled "Potential Payments Upon Termination."

Payments Made Upon Death
If any of the named executive officers dies, the treatment of awards is similar to that outlined above for termination due to disability, except with respect to any outstanding performance share awards. Outstanding performance share awards would be paid to the officer's estate as soon as administratively possible at the threshold performance level for the applicable performance period. The payment would be prorated for the period of active service during the performance period.
The amounts of these payments are shown in the table below titled "Potential Payments Upon Termination."
Potential Payments Upon Termination Following a Change in Control
The purpose of the Company's Income Security Plan is to provide income security protection to certain executives of Orbital ATK in the event of a "qualifying termination" following a change in control of Orbital ATK. Generally, a "qualifying termination" is an involuntary termination of employment without "cause" or a voluntary termination of employment for "good reason." For purposes of the Income Security Plan, a "change in control" includes:

•	An acquisition of 40% or more of the voting power of securities entitled to vote in the election of directors;

•	The consummation of a reorganization, merger, asset sale, or other transaction that results in existing stockholders owning less than 60% of the Company's outstanding voting securities;

•	A change in a majority of the incumbent directors (including directors approved by a majority of the incumbents);

•	Approval by the stockholders of a complete liquidation or dissolution of the Company; or

•	Any other circumstance which the Board determines to be a change in control for purposes of this plan after giving due consideration to the nature of the circumstances then presented.
On May 5, 2015, the Company adopted the Orbital ATK, Inc. Income Security Plan ("2015 ISP"), freezing the Company's former plan ("2013 ISP) to new participants. The 2013 ISP will terminate on February 9, 2018. All of the named executive officers are covered under the 2013 ISP with the exception of Mr. Lehr who became eligible to participate in the 2015 ISP upon his promotion on July 1, 2015.
The amounts of the payments that would be made to the current executive officers named in the Summary Compensation Table if a "qualifying termination" occurred on December 31, 2016 are shown in the table below titled "Potential Payments Upon Termination."
Plan Provisions under the 2013 ISP
Participation in the plan is limited to "executive officers" of Orbital ATK (as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934) and any employee selected by the Compensation and Human Resources Committee prior to May 5, 2015. Within the plan, participants are divided into two tiers with different levels of payments and benefits:

•	"Tier 1 Participants," who are Orbital ATK's President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Senior Vice President and General Counsel; and

•	"Tier 2 Participants," who are all other "executive officers" and any employee selected by the Committee to participate in the plan for the current fiscal year.
The plan does not have a tax gross-up provision, and the plan caps the benefits provided under the plan at the limit established under Section 280G of the Internal Revenue Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code.
In the event of a "qualifying termination," as defined in the Income Security Plan, each participant in the plan will receive:

•	Base salary and other compensation earned through the date of termination to the extent not already paid;

•
A prorated portion of the annual cash incentive payment for which the participant is eligible for the fiscal year in which the termination occurs, calculated based on (a) the target level of performance if the termination occurs within the first three quarters of the fiscal year or (b) the greater of projected performance or target performance if the termination occurs within the fourth quarter of the fiscal year;

•	Immediate full vesting of any outstanding stock awards, other than performance vesting stock awards;

•	Payment of outstanding performance vesting stock awards and long-term cash incentive plan awards at the target level of performance; and

•	Payment for reasonable legal fees and expenses incurred in good faith by the participant to obtain benefits if Orbital ATK does not pay benefits under the plan.

In the event a Tier 1 Participant has a "qualifying termination" within the first five years of service in his or her specific Tier 1 officer position, the Tier 1 Participant will also receive:

•
A cash payment equal to three times the participant's annual base salary and current annual cash incentive opportunity for which the participant is eligible, assuming the target level of performance had been achieved;

•	A cash payment equal to three times the maximum 401(k) plan match the participant would have received for the calendar year in which the termination occurs;

•	A cash payment equal to the value of benefits that Orbital ATK would have provided to the participant under Orbital ATK's group health plan for a period of three years following termination; and

•
An additional supplemental retirement benefit equal to the increased benefit that the participant would have received under the DB SERP and/or DC SERP that would have occurred if: (1) the additional age and service would have been credited during the three-year period following the date of the termination, based on the current base salary and payments received under any annual incentive plan during the year preceding termination for the purpose of calculating recognizable compensation, and (2) the participant had contributed the maximum amounts allowable for before-tax or Roth 401(k) contributions to the 401(k) plan during the three-year period following the date of termination.

After five years of service in the specific Tier 1 officer position, each element of compensation payable to a Tier 1 Participant that is multiplied by three, as described above, will be reduced by an increment of 0.2 on each of the fifth through ninth anniversaries of the date of service in that position, for a total decrease from three times compensation to two times compensation over that five-year period. Effective December 31, 2016, the multiple for each of Mr. Thompson, Mr. Pierce and Mr. Larson is three.
Tier 2 Participants will also receive:

•
A cash payment equal to two times the participant's annual base salary and current annual cash incentive amount opportunity for which the participant is eligible, assuming the target level of performance had been achieved;

•	A cash payment equal to two times the maximum 401(k) plan match the participant would have received for the calendar year in which the termination occurs;

•	A cash payment equal to the value of benefits that Orbital ATK would have provided to the participant under Orbital ATK's group health plan for a period of two years following termination; and

•
An additional supplemental retirement benefit equal to the increased benefit that the participant would have received under the DB SERP and/or DC SERP that would have occurred if: (1) the additional age and service would have been credited during the two-year period following the date of termination, based on the current base salary and payments received under any annual incentive plan during the year preceding termination for the purpose of calculating recognizable compensation, and (2) the participant had contributed the maximum amounts allowable for before-tax or Roth 401(k) contributions to the 401(k) plan during the two-year period following the date of termination.

Plan Provisions under the 2015 ISP
Participation in the plan is limited to "executive officers" of Orbital ATK (as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934) and any employee selected by the Compensation and Human Resources Committee since May 5, 2015. As discussed above, the 2015 ISP is applicable to Mr. Lehr.

•
A cash payment equal to two times the participant's annual base salary and current annual cash incentive amount opportunity for which the participant is eligible, assuming the target level of performance had been achieved;

•	A prorated portion of the annual cash incentive payment for which the participant is eligible for the fiscal year in which the termination occurs, calculated based on the target level of performance;

•	A cash payment equal to the cash amount the participant would receive under any Long-Term Cash Incentive Plan assuming target performance had been achieved;

•	Immediate full vesting of any outstanding stock awards, other than performance vesting stock awards;

•	Payment of outstanding performance vesting stock awards and long-term cash incentive plan awards at the target level of performance; and

•	A cash payment equal to the value of benefits that Orbital ATK would have provided to the participant under Orbital ATK's group health plan for a period of two years following termination.
All cash payments described in the 2013 ISP and 2015 ISP above (other than payments under any supplemental retirement benefit under the 2013 ISP) will be paid in a lump sum not later than the 15th day of the third calendar month following the date of a participant's "qualifying termination." The supplemental retirement benefit is paid the later of (a) six months following termination of employment or separation of service (as defined by Section 409A of the Internal Revenue

Code) or (b) February 1 of the following calendar year. A participant is entitled to such benefits under the Income Security Plan in consideration of his or her execution of a separation agreement and general release of claims (the "Release"). The obligation to provide benefits to a participant will be conditioned on the participant's continuing compliance with the confidentiality and non-disparagement, non-competition and non-solicitation covenants set forth in the Release and the covenants to provide services to the Company set forth in the Release. The obligations of the participants have a duration of three years for Tier 1 participants and two years for Tier 2 participants. If a breach of these post-employment restrictions occurs, Orbital ATK is entitled to injunctive relief and any other legal or equitable remedies.
Potential Payments Upon Termination
The following table shows potential payments to the named executive officers upon death, disability, termination without cause and termination of employment following a change in control of the Company. The amounts shown assume that the termination was effective December 31, 2016, the last day of the Company's fiscal year, and are estimates of the amounts that would be paid to the executive officers upon termination, in addition to the base salary, annual incentive and long-term incentive earned during fiscal year 2016 and any applicable retirement amounts payable to the executive officers discussed above under the heading "Pension Benefits" and "Nonqualified Deferred Compensation" in this Form 10-K. The actual amounts to be paid can only be determined at the actual time of an officer's termination. No tax gross-ups are paid to the executive officers upon termination of employment.

	David W. Thompson		Garrett E. Pierce		Blake E. Larson		Frank L. Culbertson		Scott L. Lehr

Payments Upon Death
Cash Payment	$—		$—		$—		$—		$—
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock and Restricted Stock Units	$2,430,384	(1)	$1,160,229	(1)	$914,322	(1)	$703,244	(1)	$459,530	(1)
Performance Awards	$274,252	(2)	$114,222	(2)	$212,826	(2)	$65,638	(2)	$86,992	(2)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$2,704,636		$1,274,451		$1,127,148		$768,882		$546,522
Payments Upon Disability
Cash Payment	$—		$—		$—		$—		$—
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock and Restricted Stock Units	$2,430,384	(1)	$1,160,229	(1)	$914,322	(1)	$703,244	(1)	$459,530	(1)
Performance Awards	$274,252	(2)	$114,222	(2)	$212,826	(2)	$65,638	(2)	$86,992	(2)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$2,704,636		$1,274,451		$1,127,148		$768,882		$546,522
Payments Upon Termination Without Cause - Layoff
Cash Payment	$925,000	(3)	$690,000	(3)	$670,000	(3)	$505,000	(3)	$485,000	(3)
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock and Restricted Stock Units	$1,839,523	(1)	$766,322	(1)	$914,322	(1)	$440,668	(1)	$459,530	(1)
Performance Awards	$274,252	(2)	$114,222	(2)	$486,931	(2)	$65,638	(2)	$188,423	(2)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$3,038,775		$1,570,544		$2,071,253		$1,011,306		$1,132,953
Payments Upon Termination following a Change in Control
Severance Payment	$5,940,000		$3,790,500		$3,676,500		$1,728,000		$1,656,000
Equity
Stock Options	$438,428	(4)	$182,674	(4)	$234,129	(4)	$105,031	(4)	$54,466	(4)
Restricted Stock and Restricted Stock Units	$2,430,384	(1)	$1,160,229	(1)	$914,322	(1)	$703,244	(1)	$459,530	(1)
Performance Awards	$2,229,044	(5)	$928,622	(5)	$1,423,595	(5)	$533,925	(5)	$594,634	(5)
Health and Welfare Benefits	$45,258	(6)	$32,097	(6)	$31,707	(6)	$1,066	(6)	$30,215	(6)
Retirement (401(k) Match, DB SERP and/or DC SERP)	$576,546		$352,091		$348,559		$150,844		$—
Total	$11,659,660		$6,446,213		$6,628,812		$3,222,110		$2,794,845

(1)
Values are determined by multiplying the number of shares of restricted stock by $87.73, the closing market price of Company common stock as reported on the NYSE on December 30, 2016. The awards for Mr. Thompson, Mr. Pierce and Mr. Culbertson include time vesting restricted stock units that were granted to them by Orbital prior to the Merger.

(2)
The performance awards for the fiscal year 2015-2017 performance periods were converted to restricted stock units at the target level of performance on the date of Merger. All performance awards assume payout at the threshold performance level in the event of death, disability and termination without cause with the exception of performance awards for the fiscal year 2015-2017 performance period which assume target performance on termination without cause, consistent with the terms of the Award Agreements. The value was determined by multiplying the number of shares payable by $87.73, the closing market price of a share of Orbital ATK common stock as reported on the NYSE on December 30, 2016.

(3)	The cash payment includes 12 months of base salary and an additional $25,000 to defray health care costs.

(4)
Values are determined by multiplying the number of unvested options by the spread between the option price and $87.73, the closing market price of a share of Company common stock as reported on the NYSE on December 30, 2016.

(5)
Estimates for the performance awards for the fiscal year 2015-2017, April 1, 2015 through December 31, 2017 and 2016-2018 performance periods assume payout at the target performance level, consistent with the terms of the Income Security Plan. The value was determined by multiplying the number of shares payable by $87.73, the closing market price of a share of Orbital ATK common stock as reported on the NYSE on December 31, 2016.

(6)
For purposes of quantifying health and welfare benefits, Orbital ATK's annual premium cost was multiplied by three for each of Mr. Thompson, Mr. Pierce and Mr. Larson and by two for each of the other named executive officers.

Executive Severance Agreement with Mr. Pierce
Mr. Pierce has a preexisting executive severance agreement with Orbital. The Company assumed this agreement in connection with the Merger. The agreement provides that Mr. Pierce would receive severance payments and benefits from the Company if his employment is terminated other than in the event of a change in control.
Under his agreement, Mr. Pierce will be entitled to the following payments and benefits upon the occurrence of the following termination events:
Disability. If Mr. Pierce's employment is terminated by the Company for disability (generally defined as incapacity due to physical or mental illness), then (1) his benefits shall be determined in accordance with the insurance and benefits programs then in effect and (2) his equity grants shall continue to vest as scheduled for a 24-month period following such termination and his stock options shall remain exercisable for the remainder of the originally scheduled term. Assuming a December 31, 2016 termination event for disability, Mr. Pierce would receive (a) short-term disability payments of 80% of his base salary for six months, paid biweekly for a total of $266,000, followed by (b) monthly long-term disability payments of $25,000 for 12 months, for an aggregate potential amount of $566,000; and a total of 4,490 unvested RSUs, 8,735 shares of restricted stock and 10,585 performance shares would continue to vest as scheduled for a 24-month period. As of December 31, 2016, the value of these awards was $2,088,851 based on the $87.73 closing price of Company common stock on December 30, 2016. Therefore, the aggregate amount of compensation Mr. Pierce might receive if his employment was terminated due to his disability is $2,654,851.
Cause. If Mr. Pierce's employment is terminated by the Company for "cause" (as defined in the agreement), Mr. Pierce would only be permitted to exercise vested stock options for 60 days after the date of termination. Mr. Pierce has no vested stock options.
Good Reason or Without Cause. If Mr. Pierce's employment is terminated by the Company for any reason other than for disability or cause, or by Mr. Pierce for "good reason" (as defined in the agreement), then Mr. Pierce would receive a lump sum payment equal to two times the sum of (1) his annual base salary and (2) the higher of (a) the sum of any bonuses paid or payable to him for the 12-month period immediately preceding the month of such termination or (b) the target bonus for the year of termination based on 80% of his annual base salary. He would also be reimbursed for all reasonable legal fees and expenses incurred by him as a result of such termination. Also, Mr. Pierce's outstanding RSUs would continue to vest as scheduled for a 24-month period. In addition, his insurance benefits would continue for a 24-month period following such termination.
If Mr. Pierce's employment is terminated by the Company without cause or by him for good reason, and assuming a December 31, 2016 termination event for either of these reasons, payments would be as follows:

Salary	Bonus	Insurance Benefits(1)	Equity Awards(2)	Total(3)
$1,330,000	$1,380,988	$46,322	$2,295,487	$5,052,797

(1)
Reflects the gross premiums to be paid to provide Mr. Pierce with life, disability, accident and health insurance benefits substantially similar to those he was receiving as of December 31, 2016 for the next 24-month period. Assumes annual increases in premiums based on historical percentage increases.

(2)
Reflects the value of 4,490 RSUs, 8,735 shares of restricted stock and 10,585 performance shares, which would continue to vest as scheduled for the next 24-month period, based on the $87.73 closing price of Company common stock on December 30, 2016. Also includes the value of (i) 9,747 stock options, determined based on the difference between the closing price of $87.73 and the exercise price for the options of $72.06, and (ii) 6,494 stock options, determined based on the difference between the closing price of $87.73 and the exercise price for the options of $79.43.

(3)	Estimated legal fees and expenses incurred by Mr. Pierce in connection with a termination are not included in the total.
DIRECTOR COMPENSATION
Summary Compensation Information
Only non-employee directors receive compensation for service on the Board of Directors. The compensation paid to Orbital ATK's non-employee directors for the last fiscal year was as follows::

•	an award of restricted stock valued at $100,000 at the time of grant upon initial election to the Board and upon re-election at each subsequent annual meeting of stockholders;

•	an annual cash retainer of $75,000, with no additional fees paid for Board and committee meetings attended;

•	an annual cash retainer of $90,000 for the independent non-executive Chairman of the Board (Ronald R. Fogleman);

•
an annual cash retainer of $18,500 for the chair of the Audit Committee, $12,500 for the chair of the Compensation and Human Resources Committee, $12,500 for the chair of the Governance Committee and $12,500 for the chair of the Markets and Technology Committee; and

•
an annual cash retainer of $13,500 for each member of the Audit Committee, $7,500 for each member of the Compensation and Human Resources Committee, $7,500 for each member of the Governance Committee, $7,500 for each member of the Markets and Technology Committee and $2,500 for each member of the special subcommittee of the Markets and Technology Committee.

Cash amounts are paid annually in a lump sum following election or re-election at the annual meeting of stockholders.
Directors who spend a significant part of a day on Company business issues beyond the normal scope of board member responsibilities receive an additional $1,000 per diem payment, plus expenses. The per diem is paid at the discretion of the Chief Executive Officer. Non-employee directors are also reimbursed for tuition and related expenses for continuing director education courses.
Director Compensation
The following table shows the annual retainer and fees earned by the directors for 2016 and either paid in cash or deferred at the election of the director. The Board's Deferred Fee Plan is described below. The table also shows the aggregate grant date fair value of stock awards computed in accordance with generally accepted accounting principles in the United States. The Non-Employee Director Stock Program is described below. Additional information regarding the restricted stock awards and deferred stock units is described in footnote 1 below.
The amounts shown below consist of cash retainer payments and restricted stock awards made in May 2016 for expected service as a Company director through the 2017 Annual Meeting, plus all other compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Kevin P. Chilton	$98,500	$99,938	$2,284	$200,722
Roxanne J. Decyk	$102,500	$99,938	$8,109	$210,547
Martin C. Faga	$98,500	$99,938	$10,907	$209,345
Lennard A. Fisk	$90,000	$99,938	$1,658	$191,596
Ronald R. Fogleman	$175,000	$99,938	$16,976	$291,914
Robert M. Hanisee	$96,000	$99,938	$1,658	$197,596
Ronald T. Kadish	$96,000	$99,938	$1,658	$197,596
Tig H. Krekel	$90,000	$99,938	$9,622	$199,560
Douglas L. Maine	$114,500	$99,938	$1,658	$216,096
Roman Martinez IV	$88,500	$99,938	$16,976	$205,414
Janice I. Obuchowski	$90,000	$99,938	$1,658	$191,596
James G. Roche	$97,500	$99,938	$1,658	$199,096
Harrison H. Schmitt	$97,500	$99,938	$1,658	$199,096
Scott L. Webster	$82,500	$99,938	$16,284	$198,722
Mark W. DeYoung (former director)	$—	$—	$313	$313

(1)
This column shows the grant date fair value computed in accordance with generally accepted accounting principles in the United States. The amounts represent restricted stock awards and grants of deferred stock units that are paid in shares of Company common stock and calculated based on the number of shares granted multiplied by the closing price per share of common stock on the date of grant (the amounts do not reflect the actual amounts that may be realized by the directors). A discussion of the assumptions used in calculating these values may be found in Note 17 to the audited financial statements in this Form 10-K.

The following table shows the number of shares of restricted stock or deferred stock units (to be settled in shares of Company common stock) granted to each non-employee director during 2016 and the closing price per share of common stock on the date of grant.

Name	Grant Date	Number of Shares of Stock or Units	Closing Price on Grant Date
Kevin P. Chilton	5/4/2016	1,147	$87.13
Roxanne J. Decyk	5/4/2016	1,147	$87.13
Martin C. Faga	5/4/2016	1,147	$87.13
Lennard A. Fisk	5/4/2016	1,147	$87.13
Ronald R. Fogleman	5/4/2016	1,147	$87.13
Robert M. Hanisee	5/4/2016	1,147	$87.13
Ronald T. Kadish	5/4/2016	1,147	$87.13
Tig H. Krekel	5/4/2016	1,147	$87.13
Douglas L. Maine	5/4/2016	1,147	$87.13
Roman Martinez IV	5/4/2016	1,147	$87.13
Janice I. Obuchowski	5/4/2016	1,147	$87.13
James G. Roche	5/4/2016	1,147	$87.13
Harrison H. Schmitt	5/4/2016	1,147	$87.13
Scott L. Webster	5/4/2016	1,147	$87.13
The aggregate numbers of shares of restricted common stock, restricted stock units, deferred stock units (to be settled in shares of Company common stock), phantom stock units (to be settled in cash) and stock options held by each non-employee director as of December 31, 2016 were as follows:

Name	Shares of Restricted Stock (#)	Restricted Stock Units (#)	Deferred Stock Units (#)	Phantom Stock Units (#)	Stock Options (#)
Kevin P. Chilton	—	—	2,190	—	—
Roxanne J. Decyk	—	—	7,044	—	—
Martin C. Faga	—	—	9,376	—	—
Lennard A. Fisk	1,147	—	—	—	—
Ronald R. Fogleman	1,147	—	13,286	1,824	—
Robert M. Hanisee	—	—	1,147	1,759	—
Ronald T. Kadish	1,147	—	—	—	—
Tig H. Krekel	—	—	8,305	—	—
Douglas L. Maine	1,147	—	—	—	—
Roman Martinez IV	—	—	14,433	7,512	—
Janice I. Obuchowski	1,147	—	—	—	—
James G. Roche	1,147	—	—	—	—
Harrison H. Schmitt	1,147	—	—	—	—
Scott L. Webster	—	—	2,190	—	—

(2)
Except for Mr. Webster, the "All Other Compensation" column consists solely of the aggregate amount of: cash dividends paid on unvested restricted stock awarded under the Non-Employee Director Stock Program under the Company's 2015 Stock Incentive Plan or the Non-Employee Director Restricted Stock and Stock Deferral Program under the Company's 2005 Stock Incentive Plan (the "Director Stock Programs"), dividend equivalents paid in cash on deferred stock units under the Director Stock Programs, and the dollar value of dividend equivalents credited in the form of additional phantom stock units under the Company's Deferred Fee Plan for Non-Employee Directors. Dividend equivalents are paid or credited at the same rate as cash dividends paid on the Company's common stock. For Mr. Webster, "All Other Compensation" also includes a $14,000 payment for the creation of leadership awards for Company employees.

Deferred Fee Plan for Non-Employee Directors
The Deferred Fee Plan for Non-Employee Directors permits a director to defer receipt of all or part of the director's cash retainer. In general, directors must make elections to defer fees payable during any calendar year by the end of the preceding calendar year. Newly elected directors have up to 30 days to elect to defer future fees. A director can elect to have deferred amounts credited to either a "cash account" or a "share account" as phantom stock units (based on the market price of Orbital ATK common stock). Cash accounts are credited with interest quarterly at the Company's one-year borrowing rate and share accounts will be credited with additional units if dividends are paid on Orbital ATK common stock. Payment of deferred amounts is made in cash following the director's termination of Board service. Phantom stock units credited to share accounts are paid out based on the market price of Orbital ATK common stock at the time of payout. A director may elect to receive payments either in a lump sum or in up to 10 annual installments.
Currently, three directors hold phantom stock units in this plan but Mr. Hanisee is the only director who is deferring cash retainer fees. The following table shows how those directors currently have their deferred fees credited and how many common stock units (to be settled in cash) were credited to their share accounts as of December 31, 2016, including additional stock units acquired as a result of dividend equivalents credited on those common stock units.

Name	Annual Retainer	Units as of December 31, 2016
Ronald R. Fogleman	Cash account—50%	N/A
	Share account—50%	1,824
Robert M. Hanisee	Cash account—50% for deferrals before 2016	N/A
	Share account—50% for deferrals before 2016 and 100% for deferrals starting in 2016	1,759
Roman Martinez IV	Share account—100%	7,512

Non-Employee Director Stock Program
Each non-employee director receives automatic awards of restricted common stock under the Non-Employee Stock Program under the Company's 2015 Stock Incentive Plan upon first being elected to the Board of Directors and upon re-election at each subsequent annual meeting of stockholders. The stock awards have a market value of $100,000, as determined by the closing market price of our common stock on the date of grant.
Common stock issued under this program entitles participating directors to all of the rights of a stockholder, including the right to vote the shares and receive any cash dividends. All shares are, however, subject to certain restrictions against sale or transfer for a period, which we refer to as the restricted period, starting on the award date and ending on the earliest to occur of the following:

•	the first anniversary of the award date;

•	the retirement of the director from the Board in compliance with the Board's retirement policy as then in effect;

•	the termination of the director's service on the Board because of disability or death; or

•	the termination of the director's service on the Board following a change in control of Orbital ATK.
All restrictions on the restricted common stock are removed on the expiration of the restricted period.
The program permits the directors to elect to defer receipt of the restricted stock in exchange for a credit, in stock units, to a deferred stock unit account. In general, directors must make these deferral elections by the end of the calendar year preceding the date of the grant of restricted stock. Directors who make a deferral election will have no rights as stockholders of Orbital ATK with respect to amounts credited to their deferred stock unit account. If cash dividends are paid on Orbital ATK common stock, the Company will pay each director an amount equal to the cash dividends that would be paid on the number of shares equal to the number of stock units credited to the director's deferred stock unit account. Payment of stock units credited to the deferred stock unit account will be made in a lump sum in an equal number of shares of unrestricted common stock at the time specified in the director's deferral election, but no later than as soon as administratively feasible following the director's termination of Board service.
If a director ceases to be a member of the Board for any reason prior to the expiration of the restricted period, the director forfeits all rights in shares or deferred stock units, as applicable, for which the restricted period has not expired.
Expense Reimbursement
Non-employee directors are reimbursed for travel and other expenses incurred in the performance of their duties. Non-employee directors are also reimbursed for tuition and related expenses for continuing director education courses.
Indemnification Agreements
Orbital ATK has entered into indemnification agreements with its directors. These agreements require the Company to:

•	indemnify the directors to the fullest extent permitted by law;

•	advance to the directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted;

•	indemnify and advance all expenses incurred by directors seeking to enforce their rights under the indemnification agreements; and

•	cover directors under our directors' and officers' liability insurance.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation and Human Resources Committee has ever served as an officer or employee of Orbital ATK or has any relationships with Orbital ATK requiring disclosure below under the heading "Certain Relationships and Related Transactions." Since the beginning of the last fiscal year, no executive officer of Orbital ATK has served on the compensation committee or board of any company that employs a director of Orbital ATK.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows the number of shares of our common stock beneficially owned (as defined by the Securities and Exchange Commission) as of April 21, 2017 by (1) each person known by the Company to beneficially own more than 5% of the Company's common stock, (2) each of our directors and nominees, (3) each executive officer named in the Summary Compensation Table included in this Form 10-K, and (4) all of the directors and executive officers as a group. Unless otherwise noted, the persons listed in the table have sole voting and investment powers with respect to the shares of common stock owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percent of Shares Outstanding(4)	Total Shares, Options, RSUs. DSUs, and PSUs Owned (5)
First Eagle Investment Management, LLC (6)	4,729,130		8.2%	4,729,130
BlackRock, Inc. (7)	4,717,486		8.2%	4,717,486
The Vanguard Group, Inc. (8)	4,524,923		7.8%	4,524,923
The London Company (9)	2,887,376		5.0%	2,887,376
Kevin P. Chilton	3,023		*	5,213
Frank L. Culbertson	27,865		*	40,546
Roxanne J. Decyk	1,261		*	8,305
Martin C. Faga	2,558		*	11,934
Lennard A. Fisk	17,300		*	17,300
Ronald R. Fogleman	1,147		*	16,263
Robert M. Hanisee	26,987		*	28,752
Ronald T. Kadish	15,932		*	15,932
Tig H. Krekel	1,054		*	9,359
Blake E. Larson	87,640		*	109,062
Scott L. Lehr	14,283		*	22,578
Douglas L. Maine	15,125		*	15,125
Roman Martinez IV	4,000	(10)	*	25,969
Janice I. Obuchowski	13,150		*	13,150
Garrett E. Pierce	83,061		*	105,467
James G. Roche	15,291		*	15,291
Harrison H. Schmitt	13,452		*	13,452
David W. Thompson	133,015		*	180,298
Scott L. Webster	13,177		*	15,367
All directors and executive officers as a group (23 persons)	687,351		1.2%	900,402

* Less than 1%.
(1)
Includes shares subject to stock options exercisable on April 21, 2017, or within 60 days thereafter, for the following beneficial owners: Frank L. Culbertson, 5,603 shares; Blake E. Larson, 27,661 shares; Garrett E. Pierce, 9,745 shares; David W. Thompson, 23,387 shares; and all directors and executive officers as a group (23 persons), 113,733 shares.

(2)
Includes shares of restricted common stock with voting rights held by certain directors and executive officers. Except for Mr. Hanisee, excludes deferred stock units without voting rights under our Non-Employee Director Stock Program under the Company's 2015 Stock Incentive Plan, or its predecessor plans (the Non-Employee Director Restricted Stock Award and Stock Deferral Program under the Company's 2005 Stock Incentive Plan and the Non-Employee Director Restricted Stock Plan). Additional information regarding Orbital ATK securities held by each director is shown in the table under the heading "Corporate Governance—Stock Ownership Guideline for Non-Employee Directors" in this Form 10-K. As of April 21, 2017, all directors and executive officers as a group (23 persons) held 77,869 shares of restricted stock. Excludes deferred stock units without voting rights under our Nonqualified Deferred Compensation Plan because none of the executive officers has a payment scheduled within 60 days. Excludes restricted stock units without voting rights under the Orbital Sciences Corporation 2005 Stock Incentive Plan, under which the Company assumed the obligation to issue Orbital ATK shares pursuant to the terms of the Transaction Agreement relating to the merger of Alliant Techsystems Inc. (formerly known as ATK and now named Orbital ATK, Inc.) and Orbital Sciences Corporation ("Orbital") on February 9, 2015 (the "Merger"), because none of the executive officers has restricted stock units under that plan scheduled to vest within 60 days. Includes shares allocated, as of April 21, 2017, under a 401(k) plan to the accounts of the following beneficial owners: Mr. Culbertson, 1,044 shares; Mr. Pierce, 2,187 shares; Mr. Thompson, 2,355 shares; and all directors and executive officers as a group (23 persons), 9,168 shares.

(3)
Excludes phantom stock units to be settled in cash that are credited to the accounts of directors who participate in our Deferred Fee Plan for Non-Employee Directors (which are shown in the table under the heading "Corporate Governance—Stock Ownership Guideline for Non-Employee Directors" in this Form 10-K) or were credited prior to January 1, 2005 to the accounts of officers who participate in our Nonqualified Deferred Compensation Plan (described under the heading "Executive Compensation" in this Form 10-K).

(4)	Assumes the issuance of the shares covered by the exercisable stock options and restricted stock units scheduled to vest within 60 days that are held by each person or the group, as applicable.
(5)
Sets forth the total amount of Company stock-based holdings for the person or entity, including shares beneficially owned and reported on this table and the following stock-based holdings that will not vest or be payable within 60 days following April 21, 2017 (and therefore are not required to be reported in the table): stock options, restricted stock units, deferred stock units and phantom stock units. This supplemental information is being provided for our current Named Executive Officers to provide additional information regarding their equity holdings, and is described in greater detail under "Executive Compensation" below. Additional information regarding Orbital ATK securities held by each director is shown in the table under the heading "Corporate Governance—Stock Ownership Guideline for Non-Employee Directors" in this Form 10-K.

(6)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2017, reporting beneficial ownership as of December 31, 2016. The amended Schedule 13G reported that First Eagle Investment Management, LLC ("FEIM"), a registered investment adviser, has sole voting power over 4,531,848 shares and sole dispositive power over 4,729,130 shares. FEIM is deemed to be the beneficial owner of the 4,729,130 shares as a result of acting as investment adviser to various clients. The address of FEIM is 1345 Avenue of the Americas, New York, New York 10105.

(7)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 25, 2017, reporting beneficial ownership as of December 31, 2016. The amended Schedule 13G reported that BlackRock, Inc. ("BlackRock") has sole voting power over 4,570,816 shares and sole dispositive power over 4,717,486 shares. The shares beneficially owned by BlackRock, a parent holding company, were acquired by various BlackRock subsidiaries, none of which beneficially owns more than 5% of the outstanding shares of Orbital ATK common stock. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(8)
Based on a Schedule 13 G/A filed with the Securities and Exchange Commission on February 10, 2017, reporting beneficial ownership as of December 31, 2016. The amended Schedule 13G reported that the Vanguard Group ("Vanguard"), an investment adviser, has sole voting power over 35,041 shares, shared voting power over 3,435 shares, sole dispositive power over 4,489,719 shares, and shared dispositive power over 35,204 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, beneficially owns 31,769 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, beneficially owns 6,707 shares as a result of its serving as investment manager of Australian investment offerings. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(9)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2017, reporting beneficial ownership as of December 31, 2016. The amended Schedule 13G reported that The London Company, an investment adviser, has sole voting and dispositive power over 2,142,847 shares and shared dispositive power over 744,529 shares. The London Company is deemed to be a beneficial owner of the shares due to its discretionary power to make investment decisions over these shares for its clients and/or its ability to vote these shares. In all cases, persons other than The London Company have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds of the sale of the shares. No individual client holds more than 5% of the outstanding shares of Orbital ATK common stock. The address of The London Company is 1800 Bayberry Court, Suite 301, Richmond, Virginia 23226.

(10)	Includes 1,000 shares owned by Mr. Martinez's wife. Mr. Martinez disclaims beneficial ownership of these 1,000 shares.
Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading Equity Compensation Plan Information in Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities" of Part II of this Form 10-K and is incorporated by reference in this Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
The Company has a written policy and procedures for the review, approval or ratification of certain transactions, arrangements or relationships involving Orbital ATK and its directors, executive officers, their immediate family members and entities with which they have a position or relationship, or 5% stockholders. Annually, each director and executive officer is required to complete a questionnaire which requires disclosure of any such related person transaction.
Our Governance Committee annually reviews and approves or ratifies all transactions with related persons disclosed in these questionnaires as well as all known transactions and relationships involving our 5% stockholders that are required to be disclosed by the Company pursuant to SEC rules.
The Governance Committee considers the relevant facts and circumstances available to it regarding the matter, including the material facts as to the director's or officer's relationship to or interest in the transaction. The committee approves or ratifies, as the case may be, a transaction if it determines, in good faith, that the terms of the transaction are fair to Orbital ATK and that the transaction is in, or is not inconsistent with, the best interests of the Company and its stockholders.
Any member of the Governance Committee who has an interest in the matter under consideration must abstain from voting on the approval or ratification of the transaction, but may, if so requested by the Chair of the Committee, participate in all or some of the Governance Committee's discussions of the transaction.
Our former director and former executive, Mark DeYoung, whose service on the Company's Board of Directors ended on May 4, 2016, is the Chairman and Chief Executive Officer of Vista Outdoor, which was spun off from the Company on February 9, 2015 (the "Spin-off"). Pursuant to the terms of the transaction agreement (the "Transaction Agreement") relating to the merger of the Company and Orbital Sciences Corporation (the "Merger"), on February 9, 2015, Orbital ATK and Vista Outdoor entered into a transition services agreement, under which the Company agreed to provide to Vista Outdoor transitional services such as information technology, import and export, procurement and supply chain management, human resources, legal and compliance and tax services for a period of time after the closing. During 2016, Orbital ATK provided approximately $1 million in transition services. Also pursuant to the terms of the Transaction Agreement, Orbital ATK and Vista Outdoor entered into two supply agreements, one of which provides that Orbital ATK will manufacture and supply to Vista Outdoor certain ammunition products, and the other of which provides that Orbital ATK will manufacture and supply to Vista Outdoor certain canister gun powder products. The ammunition products supply agreement and the gun powder products supply agreement have initial terms of approximately three years and require Vista Outdoor to purchase all of its ammunition products and canister powder requirements from Orbital ATK, and the Company similarly is subject to certain reciprocal exclusivity requirements in its sales of such products to Vista Outdoor. During 2016, Vista Outdoor paid approximately $238 million to Orbital ATK in connection with the two supply agreements, and Orbital ATK paid approximately $3.1 million to Vista, primarily for purchases of containers and other ammunition-related products by Orbital ATK's Defense Systems Group.
In April 2014, the Board of Directors of the Company approved the described transactions pursuant to the approval of the Transaction Agreement, Spin-off and Merger.
Director Independence
Under applicable rules of the New York Stock Exchange (“NYSE”), a majority of our Board of Directors must be independent. Our Board of Directors has affirmatively determined that each of the current directors, other than David W. Thompson, has no material relationship with Orbital ATK and is independent. Each of our Audit, Governance, and Compensation and Human Resources Committees is composed only of independent directors.
In order to qualify as independent, a director must meet each of the New York Stock Exchange's five objective independence standards and our Board of Directors must also affirmatively determine, in its business judgment and in consideration of all relevant facts and circumstances, that the director has no material relationship with Orbital ATK. The Board has reviewed the transactions and relationships between Orbital ATK and our directors, their immediate family members, and entities with which they are affiliated and has determined that other than Mr. Thompson, each director satisfies the five NYSE independence standards and does not have a material relationship with the Company that would impair his or her independence from management.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") acted as Orbital ATK's independent registered public accounting firm and also provided certain other services for the fiscal year ended December 31, 2016.
Annually, the Audit Committee reviews and pre-approves the audit services to be provided by our independent registered public accounting firm (independent auditor) for the fiscal year, including the financial plan for the audit fees and services. In addition, the Audit Committee annually provides pre-approval for designated types of services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee, subject to an annual dollar limitation and other terms specified by the Committee in its pre-approval policy. Any other service to be provided by the independent auditor requires specific pre-approval by the Audit Committee. In accordance with the pre-approval policy, the specific services provided by the independent auditor and the dollar amounts of fees paid for such services are reported to the Committee. The Audit Committee has delegated to the Chair of the Committee the authority to grant pre-approvals subject to a dollar limitation. Any pre-approval by the Chair of the Audit Committee is summarized for the full Committee at its next scheduled meeting.
The following table sets forth the amount of audit fees, audit-related fees, tax fees, and all other fees billed for services by PwC for the fiscal year ended December 31, 2016 and for the nine months ended December 31, 2015, which constituted the 2015 transition period. All fees were pre-approved by the Audit Committee or the Chair of the Audit Committee.

	Fiscal Year Ended 12/31/2016	Transition Period Ended 12/31/2015
Audit Fees	$8,037,450	$10,737,561
Audit-Related Fees	5,000	122,568
Tax Fees	1,475,457	820,176
All Other Fees	3,832	1,800
Total Fees	$9,521,739	$11,682,105
The Audit Fees billed or to be billed for the fiscal year ended December 31, 2016 and for the 2015 transition period were for professional services rendered for audits of the Company's annual consolidated financial statements and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and reviews of the Company's quarterly financial statements. The amount for the 2015 transition period was revised to include $6,876,325 for professional services rendered in connection with the restatement of the Company's previously issued consolidated financial statements and related disclosures in its Transition Report on Form 10-K/A for the nine month period ended December 31, 2015 and related quarterly reports previously filed on Form 10-Q, as well as $1,250,000 of fees paid in 2016 related to the 2015 audit. The amount for the 2015 transition period also included $111,264 for professional services rendered in connection with the Company's issuance of its 5.25% Senior Notes.
The Audit-Related Fees billed for the fiscal year ended December 31, 2016 were for services relating to benefit plan consents. The amount for the 2015 transition period was for services relating to audits of benefit plan financial statements, which were rendered by PwC to the plans and were billed directly to, and paid directly by, the plans.
The Tax Fees billed for each of the fiscal year ended December 31, 2016 and the 2015 transition period were for services related to tax compliance, advice and planning, as well as services related to research and development tax credit studies.
All Other Fees billed for each of the fiscal year ended December 31, 2016 and the 2015 transition period were for accounting research tool annual licenses.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   Documents filed as part of this Report
1.     Financial Statements
The following is a list of all of the Consolidated Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of Part II.
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

ITEM 16.    FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2017.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2017.

Signature	Title

/s/ David W. Thompson
David W. Thompson	President and Chief Executive Officer, Director (Principal Executive Officer)

/s/ Garrett E. Pierce
Garrett E. Pierce	Chief Financial Officer (Principal Financial Officer)

/s/ Kenneth P. Sharp
Kenneth P. Sharp	Senior Vice President, Finance
/s/ Christopher A. Voci
Christopher A. Voci	Vice President and Controller (Principal Accounting Officer)

/s/ Kevin P. Chilton
Kevin P. Chilton	Director

/s/ Roxanne J. Decyk
Roxanne J. Decyk	Director

/s/ Martin C. Faga
Martin C. Faga	Director

/s/ Lennard A. Fisk
Lennard A. Fisk	Director

/s/ Ronald R. Fogleman
Ronald R. Fogleman	Chairman of the Board

/s/ Robert M. Hanisee
Robert M. Hanisee	Director

/s/ Ronald T. Kadish
Ronald T. Kadish	Director

/s/ Tig H. Krekel
Tig H. Krekel	Director

/s/ Douglas L. Maine
Douglas L. Maine	Director

/s/ Roman Martinez IV
Roman Martinez IV	Director

/s/ Janice I. Obuchowski
Janice I. Obuchowski	Director

/s/ James G. Roche
James G. Roche	Director

/s/ Harrison H. Schmitt
Harrison H. Schmitt	Director

/s/ Scott L. Webster
Scott L. Webster	Director

ORBITAL ATK, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016
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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*	Transaction Agreement, dated at April 28, 2014 among ATK, Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences (Exhibit 2.1 to Form 8-K dated April 28, 2014).

3(i).1*	Restated Certificate of Incorporation of the Registrant, effective August 3, 2016 (Exhibit 3(i).1 to Form 10-Q for the quarter ended October 2, 2016).

3(ii).1*	Amended and Restated Bylaws of the Registrant, Effective May 3, 2016 (Exhibit 3(ii).1 to Form 10-Q for the quarter ended July 3, 2016).

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

10.4.2*	Master Amendment to Purchase Agreement, dated at March 15, 1995, between the Registrant and Hercules Incorporated, including exhibits (Exhibit 2.2 to Form 8-K dated March 15, 1995).

10.5.1*	Environmental Agreement, dated at October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003 (the "Fiscal 2003 Form 10-K")).

10.5.2*	Amendment to Environmental Agreement, dated March 15, 1995 (Exhibit 10.2.2 to the Fiscal 2003 Form 10-K).

10.6*#	Form of Indemnification Agreement between the Registrant and its directors and officers (Exhibit 10.5 to the Fiscal 2015 Form 10-K).

10.7*#	Description of non-employee Directors' cash and equity compensation ("Director Compensation—Summary Compensation Information" on page 23 of Schedule 14A filed on March 25, 2016).

10.8*#	Non-Employee Director Stock Program under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.4 to Form 10-Q for the quarter ended October 4, 2015).

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

10.10*#	Amended and Restated Non-Employee Director Restricted Stock Plan, Amended and Restated at October 30, 2007 (Exhibit 10.3 to Form 8-K dated October 29, 2007).

10.11*#	Deferred Fee Plan for Non-Employee Directors, as amended and restated October 30, 2007 (Exhibit 10.2 to Form 8-K dated October 29, 2007).

10.12*#	Orbital ATK Inc. Executive Officer Incentive Plan (as of May 3, 2016) (Exhibit 10.1 to Form 8-K dated May 3, 2016).

10.13.1*#	Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 4.2 to the Registration Statement on Form S-8 (File No. 333-206123 filed August 6, 2015).

10.13.2*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.14.2 to the Form 10-K for the nine-month transition period ended December 31, 2015 (the "2015 Transition Period Form 10-K").

10.13.3*#
Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2016 (Exhibit 10.14.3 to the 2015 Transition Period Form 10-K).

10.13.4#	Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2017.

10.13.5*#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.14.3 to the 2015 Transition Period Form 10-K).

10.14.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14.2*#
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

10.14.4*#	Amendment to ATK Non-Qualified Stock Option Award Agreement (applicable to options outstanding at February 9, 2015) (Exhibit 10.13.5 to the Fiscal 2015 Form 10-K).

10.14.5*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for option grants in the year ended March 31, 2015 (Exhibit 10.13.6 to the Fiscal 2015 Form 10-K).

10.14.6*#	Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the Fiscal Year 2015-2017 Performance Period (Exhibit 10.12.8 to the Fiscal 2014 Form 10-K).

10.14.7*#	Amendment to ATK Performance Growth Award Agreement (for certain corporate officers remaining with Orbital ATK, Inc.) (Exhibit 10.13.9 to the Fiscal 2015 Form 10-K).

10.14.8*#	Amendment to ATK Performance Growth Award Agreement (for Michael A. Kahn and Blake E. Larson) (Exhibit 10.13.10 to the Fiscal 2015 Form 10-K).

10.14.9*#
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the three-fiscal-year period beginning April 1, 2015 (Exhibit 10.13.11 to the Fiscal 2015 Form 10-K).

10.14.10*#
Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2014 (Exhibit 10.12.11 to the Fiscal 2014 Form 10-K).

10.14.11*#	Amendment to ATK Restricted Stock Award Agreement (for restricted stock awards outstanding as of February 9, 2015) (Exhibit 10.13.14 to the Fiscal 2015 Form 10-K).

10.14.12*#
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

10.15.3*#	Amendment No. 2 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective March 19, 2002 (Exhibit 10.7.3 to the Fiscal 2002 Form 10-K).

10.15.4*#	Amendment No. 3 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.6.4 to the Form 10-K for the year ended March 31, 2004).

10.15.5*#	Amendment No. 4 to Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan effective October 29, 2002 (Exhibit 10.3 to Form 8-K dated January 30, 2007).

10.16.1*#	Orbital ATK, Inc. Nonqualified Deferred Compensation Plan, as Amended and Restated February 16, 2016 (Exhibit 10.17.1 to the 2015 Transition Period Form 10-K).

10.16.2*#	Trust Agreement for Nonqualified Deferred Compensation Plan effective January 1, 2003 (Exhibit 10.9.2 to the Fiscal 2003 Form 10-K).

10.17*#	Alliant Techsystems Inc. Executive Severance Plan as amended effective October 29, 2007 (Exhibit 10.7 to Form 8-K dated October 29, 2007).

10.18*#	Alliant Techsystems Inc. Defined Benefit Supplemental Executive Retirement Plan, as Amended and Restated effective February 9, 2015 (Exhibit 10.17 to the Fiscal 2015 Form 10-K).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.19.1*#	Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.2 to Form 8-K dated January 31, 2013).

10.19.2*#
First Amendment, effective at February 9, 2015, to the Alliant Techsystems Inc. Defined Contribution Supplemental Executive Retirement Plan, as Amended and Restated effective July 1, 2013 (Exhibit 10.18.2 to the Fiscal 2015 Form 10-K).

10.20*#	Orbital ATK, Inc. Income Security Plan Effective May 5, 2015 (Exhibit 10.21 to the 2015 Transition Period Form 10-K).

10.21*#	Alliant Techsystems Inc. Income Security Plan, As Amended and Restated, Effective July 1, 2013 (Exhibit 10.1 to Form 8-K dated July 30, 2013).

10.23.1*#
Trust Under Income Security Plan dated May 4, 1998 (effective March 2, 1998), by and between the Registrant and U.S. Bank National Association (Exhibit 10.20.1 to the Form 10-K for the fiscal year ended March 31, 1998).

10.22.2*#	First Amendment to the Trust Under the Income Security Plan effective December 4, 2001, by and between the Registrant and U.S. Bank National Association (Exhibit 10.17.2 to the Fiscal 2002 Form 10-K).

10.23*#	Executive Severance Agreement, dated November 30, 2007, between Orbital Sciences Corporation and Garrett E. Pierce (Exhibit 10.5 to Form 8-K dated February 9, 2015).

10.24.1*#
Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 dated February 9, 2015).

10.24.2*#
2012 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 10.22.2 to the Fiscal 2015 Form 10-K).

10.24.3*#
2014 Form of Restricted Stock Unit Agreement of Orbital Sciences Corporation under the Orbital Sciences Corporation Amended and Restated 2005 Stock Incentive Plan, assumed by the Registrant in the Merger (Exhibit 10.22.3 to the Fiscal 2015 Form 10-K).

10.25.1*#
Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, assumed by the Registrant in the Merger (Exhibit 10.13 to Orbital Sciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).

10.25.2*#	Amendment Number One to the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, effective January 1, 2011 (Exhibit 10.26.2 to the 2015 Transition Period Form 10-K).

14*
The Registrant's Code of Ethics and Business Conduct is available on the Corporate Governance page of the Registrant's website at http://phx.corporate-ir.net/phoenix.zhtml?c=81036&p=irol-govHighlights by selecting the Code of Conduct link.

18	Letter from PricewaterhouseCoopers LLP, regarding change in evaluating goodwill impairment

21	Subsidiaries of the Registrant as of December 31, 2016.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.