Form 10-Q
period 2017-04-02
ORBITAL ATK, INC.
filed 2017-05-26
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017

OR

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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	x		Accelerated filer

Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of May 19, 2017, there were 57,713,118 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in millions except share data)	April 2, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$167	$200
Net receivables	1,915	1,741
Net inventories	242	215
Other current assets	81	79
Total current assets	2,405	2,235
Property, plant and equipment, net of accumulated depreciation of $1,141 at April 2, 2017 and $1,121 at December 31, 2016	821	816
Goodwill	1,832	1,832
Net intangibles	89	98
Other noncurrent assets	423	437
Total assets	$5,570	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	189	175
Contract loss reserve	182	197
Contract advances and allowances	294	233
Accrued compensation	151	120
Other current liabilities	518	577
Total current liabilities	1,374	1,342
Long-term debt	1,464	1,398
Pension and postemployment benefits	731	744
Other noncurrent liabilities	118	117
Total liabilities	3,687	3,601
Commitments and contingencies (Note 11)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding—57,685,716 shares at April 2, 2017 and 57,487,466 shares at December 31, 2016	1	1
Additional paid-in-capital	2,164	2,175
Retained earnings	1,314	1,266
Accumulated other comprehensive loss	(750)	(764)
Common stock in treasury, at cost—11,249,308 shares held at April 2, 2017 and 11,447,558 shares held at December 31, 2016	(857)	(872)
Total Orbital ATK, Inc. stockholders' equity	1,872	1,806
Noncontrolling interest	11	11
Total equity	1,883	1,817
Total liabilities and equity	$5,570	$5,418
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
(Amounts in millions except per share data)	April 2, 2017	April 3, 2016
Sales	$1,085	$1,056
Cost of sales	856	829
Gross profit	229	227
Operating expenses:
Research and development	22	20
Selling	28	27
General and administrative	68	60
Income before interest, income taxes and noncontrolling interest	111	120
Net interest expense	(17)	(17)
Income before income taxes and noncontrolling interest	94	103
Income taxes	28	26
Income before noncontrolling interest	66	77
Less net income attributable to noncontrolling interest	—	—
Net income attributable to Orbital ATK, Inc.	$66	$77

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.16	$1.33
Weighted-average number of common shares outstanding	57	58
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.15	$1.31
Weighted-average number of diluted common shares outstanding	58	59
Cash dividends per common share	$0.32	$0.30

Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Amounts in millions)	April 2, 2017	April 3, 2016
Net income	$66	$77
Other comprehensive income:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income	(7)	(7)
Net actuarial loss for pension and postretirement benefit plans recorded to net income	32	31
Change in fair value of derivatives	(2)	—
Other	—	2
Income tax expense	(9)	(10)
Other comprehensive income, net of tax	14	16
Comprehensive income	80	93
Less comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Orbital ATK, Inc.	$80	$93
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Amounts in millions)	April 2, 2017	April 3, 2016
Operating Activities
Net income	$66	$77
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42	40
Amortization and write-off of deferred financing costs	1	1
Fixed asset impairment	—	1
Deferred income taxes	6	3
Stock-based plans expense	5	5
Other	(3)	—
Change in assets and liabilities:
Net receivables	(174)	(179)
Net inventories	(26)	(22)
Accounts payable	21	43
Contract loss reserve	(14)	(12)
Contract advances and allowances	61	(4)
Accrued compensation	31	(13)
Pension and postemployment benefits	12	7
Other assets and liabilities	(63)	(22)
Cash flows used in operating activities	(35)	(75)
Investing Activities
Capital expenditures	(43)	(22)
Cash flows used in investing activities	(43)	(22)
Financing Activities
Borrowings on revolving credit facilities	180	290
Payments on revolving credit facilities	(105)	(165)
Payment of long-term debt	(10)	(10)
Purchase of treasury shares	(6)	(31)
Dividends paid	(18)	(18)
Proceeds from employee stock compensation plans	4	—
Other	—	1
Cash flows provided by financing activities	45	67
Decrease in cash and cash equivalents	(33)	(30)
Cash and cash equivalents at beginning of period	200	104
Cash and cash equivalents at end of period	$167	$74

Supplemental Cash Flow Disclosures
Noncash investing activity:
Capital expenditures included in accounts payable	$1	$3
Noncash financing activity:
Treasury shares purchased included in accounts payable	$—	$1

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("U.S. GAAP") can be condensed or omitted. The Company's accounting policies are described in the notes to the consolidated financial statements in its Form 10-K for the year ended December 31, 2016 ("Form 10-K") filed on April 28, 2017 with the SEC.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of April 2, 2017, and its results of operations, comprehensive income and cash flows for the three months ended April 2, 2017 and April 3, 2016. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in the Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our condensed consolidated financial statements include, but are not limited to, accounting for sales and cost recognition, postretirement benefit plans, environmental receivables and liabilities, evaluation of goodwill and other assets for impairment, income taxes including deferred tax assets, fair value measurements and contingencies. Intercompany balances and transactions are eliminated in consolidation.
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2016.
The Company's interim quarterly periods are based on 13-week periods and end on the Sunday closest to the last calendar day of each of March, June and September.
Change In Estimates
The majority of our sales are from long-term contracts, which are accounted for using the percentage-of-completion method. Accounting for contracts under the percentage-of-completion method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management’s estimates of total contract value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is probable. Assumptions used for recording sales and earnings are modified in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss is charged to cost of sales. Changes in estimates of contract value, costs or profits are recognized in the period a change in estimate occurs.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or results of operations.
Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $9 million ($0.11 per diluted share) for the three months ended April 2, 2017 and $29

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

million ($0.37 per diluted share) for the three months ended April 3, 2016. Estimated costs to complete on loss contracts at April 2, 2017 and December 31, 2016 were $1,237 million and $1,333 million, respectively.
Accounting Standards Updates Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). This ASU amends the consolidation guidance issued under ASU 2015-02: Consolidation (Topic 810) Amendments to the Consolidation Analysis, for those entities that are the single decision maker of a Variable Interest Entity ("VIE") such that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interest in their entirety. Instead, they are required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments in this ASU were effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Updates Issued But Not Yet Adopted
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU amends Accounting Standard Codification ("ASC") Topic 715, Compensation—Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This guidance is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company is currently evaluating the provisions of ASU 2017-07 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting (“ASU 2017-06”). The ASU relates primarily to the reporting by an employee benefit plan for its interest in a master trust. The amendments in ASU 2017-06 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. An entity should apply the amendments in ASU 2017-06 retrospectively to each period for which financial statements are presented. ASU 2017-06 will be adopted at the effective date and is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 will be adopted at the effective date of December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires recognition of lease assets and lease liabilities for those leases classified as operating leases under previous U.S. GAAP. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company currently is evaluating the potential changes from this ASU to its future financial reporting and disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. In July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

services. The Company commenced its evaluation of the impact of the ASU in 2016, by evaluating its impact on selected contracts at each of the business segments. With this baseline understanding, the Company developed a project plan to evaluate the portfolio of contracts across business segments, develop processes and tools to report financial results under the ASU, and assess the internal control structure in order to adopt the ASU on January 1, 2018. Under the new standard, the Company expects to continue using the cost-to-cost percentage of completion method to recognize revenue for most of its long-term contracts. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet quantified the impact of the new standard or selected transition method.
Other new pronouncements issued but not effective for the Company until after April 2, 2017 are not expected to have a material impact on the Company's continuing financial position, results of operations, and cash flows.
Note 2 - Fair Value of Financial Instruments
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
Derivative financial instruments and hedging activities
In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 4 - Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds three interest rate swaps with a total notional value of $250 million. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At April 2, 2017

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and December 31, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Recorded carrying amount and fair value of debt was as follows (in millions):

	April 2, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700	$724	$700	$727
Variable-rate debt	$815	$811	$750	$746
Investments in marketable securities
The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $13 million as of April 2, 2017 and December 31, 2016.
Note 3 - Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding stock-based equity awards for each period.
In computing basic and diluted EPS for both the three months ended April 2, 2017 and April 3, 2016, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Basic weighted-average number of shares outstanding	57.33	58.30
Dilutive common share equivalents - share-based equity awards	0.45	0.58
Diluted weighted-average number of shares outstanding	57.78	58.88
Anti-dilutive stock options and other stock awards excluded from the calculation of diluted shares	0.38	0.15
Note 4 - Derivative Financial Instruments
The Company is exposed to market risks arising from adverse changes in commodity prices affecting the cost of raw materials and energy; interest rates and foreign exchange risks. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments.
Fair Value Hedges
The Company periodically uses interest rate swaps to hedge forecasted interest payments and the risk associated with variable interest rates on long-term debt.
The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400 million, of which $250 million remains outstanding, and receives one-month LIBOR. The fair value

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks.
Interest rate swap agreements in order to manage interest costs and risk associated with variable interest rates were as follows (in millions):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100	$—	1.29%	0.98%	August 2017
Non-amortizing swap	$100	$(1)	1.69%	0.98%	August 2018
Non-amortizing swap	$50	$—	1.10%	0.98%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at April 2, 2017, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by the Company's counterparties and does not hold or issue derivative financial instruments for trading purposes.
Cash Flow Hedges
Commodity forward contracts are periodically used to hedge forecasted purchases of certain commodities. The contracts essentially establish a fixed price for the underlying commodity and are designated and qualify as effective cash flow hedges of purchases of the commodity. Ineffectiveness is calculated as the amount by which the change in the fair value of the derivatives exceeds the change in the fair value of the anticipated commodity purchases.
Outstanding commodity forward contracts that hedge forecasted commodity purchases were as follows (in millions):

Number of Pounds
Copper	26
Zinc	9
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
Outstanding foreign currency forward contracts were as follows (in millions):

Quantity Hedged
Euros sold	18
Euros purchased	98
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows (in millions):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 2, 2017	December 31, 2016	April 2, 2017	December 31, 2016
Commodity forward contracts(1)	$5	$5	$1	$—
Foreign currency forward contracts(1)	2	3	—	—
Foreign currency forward contracts(2)	—	1	—	—
Interest rate swap contracts(2)	—	—	1	1
Total	$7	$9	$2	$1
____________________________________________________________
(1) Location - Other current assets/Other current liabilities
(2) Location - Other noncurrent assets/Other noncurrent liabilities
Gains and losses reclassified from AOCI in the condensed consolidated statements of comprehensive income related to derivative instruments were as follows (in millions):

		Three Months Ended
	Location	April 2, 2017	April 3, 2016
Commodity forward contracts	Cost of sales	$(2)	$(2)
Interest rate contracts	Interest expense	$—	$(1)
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
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the three months ended April 2, 2017 and April 3, 2016; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
Note 5 - Accumulated Other Comprehensive Loss ("AOCI")
The following table summarizes the components of AOCI, net of income taxes (in millions):

	April 2, 2017	December 31, 2016
Derivatives	$3	$5
Pension and other postretirement benefits	(755)	(771)
Available-for-sale securities	2	2
Total AOCI	$(750)	$(764)

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Net Inventories
Net inventories consisted of the following (in millions):

	April 2, 2017	December 31, 2016
Raw materials	$126	$93
Work/contracts in process	113	121
Finished goods	3	1
Net inventories	$242	$215
Note 7 - Postretirement Plans
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Service cost	$4	$5
Interest cost	24	25
Expected return on plan assets	(39)	(41)
Amortization of unrecognized net loss (1)	32	31
Amortization of unrecognized prior service cost (1)	(5)	(5)
Net periodic benefit cost	16	15
Special termination benefit cost / curtailment	—	2
Net periodic benefit cost	$16	$17
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented

During the three months ended April 3, 2016, the Company recorded a settlement expense of $2 million to recognize the impact of lump sum benefit payments made in the nonqualified supplemental executive retirement plan.
The components of net periodic benefit income for other postretirement benefits were as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Service cost	$—	$—
Interest cost	1	1
Expected return on plan assets	(1)	(1)
Amortization of unrecognized net loss (1)	—	—
Amortization of unrecognized prior service cost (1)	(2)	(1)
Net periodic benefit income	$(2)	$(1)
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning January 1, 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employer Contributions
During the three months ended April 2, 2017, the Company paid $2 million to retirees in connection with its nonqualified supplemental executive retirement plan and $2 million to retirees in connection with its other postretirement benefit plans. During the three months ended April 2, 2017, the Company made no contributions to the pension trust.
During the remainder of 2017, the Company is required to make an additional pension benefit contribution of $24 million in order to meet the minimum required contributions for 2017. In addition, the Company anticipates making additional payments of approximately $2 million to retirees under the nonqualified plan and $4 million to retirees in connection with its other postretirement benefit plans during the remainder of 2017.
During 2016, the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The Company contributes fixed payments to a Health Retirement Account (HRA), when applicable, for those retirees who previously had subsidized health care coverage through the Company. The Company's contributions to the HRAs are retirees' funds to be spent on qualified health care premiums and eligible out-of-pocket expenses.
Note 8 - Long-term Debt
Long-term debt consisted of the following (in millions):

	April 2, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$740	$750
Revolving Credit Facility due 2020	75	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,515	1,450
Unamortized debt issuance costs:
Senior Credit Facility	5	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	11	12
Long-term debt less unamortized debt issuance costs	1,504	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,464	$1,398
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1 billion (the "Revolving Credit Facility"), both of which mature in September 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.5% and the current LIBOR margin is 1.5%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps, was 2.63% at April 2, 2017. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee is currently 0.25%. As of April 2, 2017, the Company had borrowings of $75 million under the Revolving Credit Facility and had outstanding letters of credit of $168 million, which reduced amounts available on the Revolving Credit Facility to $757 million.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Interest Rate Swaps
As of April 2, 2017, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 4 - Derivative Financial Instruments.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows (in millions):

Remainder of 2017	$30
2018	40
2019	40
2020	705
2021	300
Thereafter	400
Total	$1,515
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company entered into an extension agreement with our credit agreement lenders to extend, until June 30, 2017, the deadline under our credit agreement for filing with the Securities and Exchange Commission the Company's Form 10-Q for the first quarter of 2017. As a result of this extension, the Company is in compliance with its credit agreement covenants as of April 2, 2017.
Note 9 - Income Taxes
The Company's income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the three months ended April 2, 2017 and April 3, 2016 were 29.3% and 25.1%, respectively. The increase in the rate from the three months ended April 3, 2016 is primarily due to favorable discrete events relating to the Research and Development tax credit which benefited the three months ended April 3, 2016 that did not recur in the three months ended April 2, 2017.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2011. The IRS has completed the audits of the Company through fiscal 2014 and is currently auditing the Company's income tax returns for fiscal year 2015 and calendar year 2015. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $12 million reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income up to $10 million.
Note 10 - Stock-based Compensation
The Company sponsors five stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan), under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the transaction agreement ("the Transaction Agreement") relating to the merger of the Company with Orbital Sciences Corporation and distribution of its former Sporting Group. At April 2, 2017, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,142,014 common shares were available to be granted. No new grants will be made out of the other four plans. The Company adopted an Employee Stock Purchase Plan ("ESPP") during the year ended December 31, 2016. As of April 2, 2017, the Company had authorized up to 2,000,000 common shares, of which 1,863,416 common shares were available for purchase under the ESPP.
Restricted Stock Units
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units with vesting periods corresponding to the respective performance periods. During the three months ended April 2, 2017, 53,449 shares were issued upon the vesting of restricted stock units for the performance period ending in 2017. As of April 2, 2017, no restricted stock units remained outstanding under the ATK 2005 Stock Incentive Plan. Pursuant to the terms of the Transaction Agreement, the Company also assumed the obligation to issue Company common stock under the legacy Orbital plan. As of April 2, 2017, there were 45,731 restricted stock units outstanding under the legacy Orbital plan and during the three months ended April 2, 2017, there were 2,550 shares issued upon the vesting of the restricted stock units.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Performance Awards
There are performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these performance shares:

•
up to 58,693 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2017 and ending December 31, 2019; and

•
up to 72,913 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2016 and ending December 31, 2018; and

•
up to 80,461 will become payable upon achievement of financial performance goals relating to absolute earnings per share growth and absolute sales growth for the performance period beginning April 1, 2015 and ending December 31, 2017.

TSR Awards
There were 58,693, 72,912 and 80,460 shares reserved for TSR awards for key employees for the fiscal year 2017-2019, 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards. There were 58,693 TSR awards granted with a fair value of $115.16 per share during the three months ended April 2, 2017.
Restricted Stock Awards
Restricted stock granted to certain key employees totaled 129,161 shares during the three months ended April 2, 2017. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options
Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 58,434 stock options granted during the three months ended April 2, 2017 with a weighted-average fair value of $24.47 per stock option.
Stock-based compensation expense totaled $5 million in the three months ended April 2, 2017 and April 3, 2016. The income tax benefit recognized for stock-based compensation was $2 million in the three months ended April 2, 2017 and April 3, 2016.
Shares Repurchases
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018.
The Company repurchased 334,101 shares for $27 million during the three months ended April 3, 2016. There were no repurchases made during the three months ended April 2, 2017.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Contingencies
Litigation
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
Securities Class Action
On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017, the plaintiffs filed an amended complaint adding our Chief Operating Officer and a former Chief Executive Officer/Director as defendants and asserting claims for violations of additional sections of the Exchange Act. The amended complaint also alleges false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company is defending this action vigorously.
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
U.S. Government Investigations
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
Claim Recovery
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $16 million and $18 million as of April 2, 2017 and December 31, 2016, respectively, for contract claims.
Environmental Liabilities
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.8% and 1.0% as of April 2, 2017 and December 31, 2016, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
The following is a summary of the amounts recorded for environmental remediation (in millions):

	April 2, 2017		December 31, 2016
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(45)	$20	$(43)	$19
Unamortized discount	2	(1)	2	(1)
Present value amounts (payable) receivable	$(43)	$19	$(41)	$18
Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $43 million discounted liability as of April 2, 2017, $6 million was recorded in other current liabilities. Of the $19 million discounted receivable, the Company recorded $4 million in other current assets. As of April 2, 2017, the estimated discounted range of reasonably possible costs of environmental remediation was $43 million to $66 million.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 16 - Contingencies, to the audited consolidated financial statements included in the Company's Form 10-K.
Note 12 - Operating Segment Information
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following summarizes the Company's results by segment (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Sales to external customers:
Flight Systems Group	$368	$350
Defense Systems Group	446	426
Space Systems Group	271	280
Total external sales	1,085	1,056
Intercompany sales:
Flight Systems Group	3	4
Defense Systems Group	5	4
Space Systems Group	30	6
Corporate	(38)	(14)
Total intercompany sales	—	—
Total sales	$1,085	$1,056

Income before interest, income taxes and noncontrolling interest:
Flight Systems Group	$41	$49
Defense Systems Group	42	42
Space Systems Group	27	30
Corporate	1	(1)
Total income before interest, income taxes and noncontrolling interest	$111	$120
The following summarizes the Company's total assets by segment (in millions):

	April 2, 2017	December 31, 2016
Total assets:
Flight Systems Group	$2,205	$2,208
Defense Systems Group	1,353	1,228
Space Systems Group	1,337	1,280
Corporate	675	702
Total assets	$5,570	$5,418
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ORBITAL ATK, INC.

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

•
the effect of the restatement of our previously issued financial results for the first quarter 2016, the nine-month transition period ended December 31, 2015 ("2015 transition period"), fiscal year ended March 31, 2015 ("fiscal 2015"), fiscal year ended March 31, 2014 and the quarters in the 2015 transition period and fiscal 2015 (the "Restatement") and any actual or unasserted claims, investigations or proceedings as a result of the Restatement,

•	our ability to remediate the material weaknesses in our internal controls over financial reporting described in Part I, Item 4 "Controls and Procedures", of this Form 10-Q,

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

ORBITAL ATK, INC.

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
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, "Risk Factors", of the Company's Form 10-K for the year ended December 31, 2016 (the "Form 10-K"). Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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

ORBITAL ATK, INC.

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

By way of background, the Company's CRS-1 contract with NASA, which is reported within its Flight Systems Group and Space Systems Group, comprised 10% of total sales in the year ended December 31, 2016 and the 2015 transition period. The Company's small-caliber ammunition contract with the U.S. Army, which is reported within its Defense Systems Group, comprised 6%, 6% and 12% of total sales in the year ended December 31, 2016, the 2015 transition period, and fiscal 2015, respectively. No other single contract accounted for more than 10% of the Company's sales in the year ended December 31, 2016, the 2015 transition period or fiscal 2015.
Financial Highlights for the Three Months Ended April 2, 2017

•	Quarterly sales of $1.09 billion.

•	Diluted earnings per share of $1.15.

•	New firm and option contract bookings of $1.6 billion and option exercises of $0.4 billion under existing contracts.

•	Total backlog of $14.8 billion, at April 2, 2017.

•	Income before interest, income taxes and noncontrolling interest as a percentage of sales of 10.2%.

•	Effective income tax rate of 29.3%.

•	Paid quarterly dividend of $0.32 on March 24, 2017 to stockholders of record on March 9, 2017.
Critical Accounting Policies
The Company's significant accounting policies are described in the Form 10-K, Note 1- Summary of Significant Accounting Policies to the consolidated financial statements. The same accounting policies are used in preparing the Company's interim condensed consolidated financial statements.
In preparing the condensed consolidated financial statements, the Company follows accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
More information on these policies can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Form 10-K.
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
The following tables compare our unaudited condensed consolidated results of operations for the three months ended April 2, 2017 to the three months ended April 3, 2016 (in millions).

ORBITAL ATK, INC.

Sales

	Three Months Ended
	April 2, 2017	April 3, 2016	Change	Percent Change
Flight Systems Group	$371	$354	$17	4.8%
Defense Systems Group	451	430	21	4.9%
Space Systems Group	301	286	15	5.2%
Corporate and Eliminations	(38)	(14)	(24)	(171.4)%
Total sales	$1,085	$1,056	$29	2.7%
Fluctuations in sales were driven by program-related changes within the operating segments as described below.
Flight Systems Group
The increase was driven by higher sales volume of $16 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also driven by increased sales in Launch Vehicles of $6 million due to a new medium range ballistic missile program. This increase was offset by decreased sales of $12 million in Propulsion Systems primarily due to production delays.
Defense Systems Group
The increase in sales was due to an increase of $26 million in Missile Products primarily due to higher volume of tactical propulsion and fuze and warhead production. Sales increased by $19 million in Defense Electronics due to increased production in air warfare systems. These increases were offset by a decrease of $21 million in Small Caliber Systems due to lower volume of ammunition production.
Space Systems Group
The increase was due to $46 million of new programs, including the Mission Extension vehicle, combined with higher production levels within the Government Satellites Division. This was partially offset by a $37 million decrease in existing commercial satellite activity. Additionally, revenue for the Technical Services Division was up $4 million from the three months ended April 3, 2016.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Cost of Sales

	Three Months Ended
	April 2, 2017	April 3, 2016	Change	Percent Change
Flight Systems Group	$288	$267	$21	7.9%
Defense Systems Group	368	351	17	4.8%
Space Systems Group	253	231	22	9.5%
Corporate and Eliminations	(53)	(20)	(33)	(165.0)%
Total cost of sales	$856	$829	$27	3.3%
The fluctuation in cost of sales was driven by program-related changes within the operating segments as described below.
Flight Systems Group
The increase was due to higher cost of sales of $19 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also due to higher costs of sales of $9 million for Launch Vehicles due to a new medium range ballistic missile program. The increase was partly offset by lower cost of sales in Propulsion Systems of $10 million due to production delays.

ORBITAL ATK, INC.

Defense Systems Group
The increase was primarily due to higher cost of sales of $19 million in Missile Products due to higher volume of tactical propulsion and fuze and warhead production. The increase was also due to an increase of $14 million in Defense Electronics due to increased production of air warfare systems. These increases were partially offset by lower cost of sales of $15 million in Small Caliber Systems due to lower volume of ammunition production.
Space Systems Group
The increase was driven by $48 million of new program costs combined with higher production levels within the Government Satellites Division. This was partially offset by $27 million of decreased costs related to lower commercial satellite activity.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Operating Expenses

	Three Months Ended
	April 2, 2017	Percent of Sales	April 3, 2016	Percent of Sales	Change
Research and development	$22	2.0%	$20	1.9%	$2
Selling	28	2.6%	27	2.5%	1
General and administrative	68	6.3%	60	5.7%	8
Goodwill impairment	—	—	—	—	—
Total operating expenses	$118	10.9%	$107	10.1%	$11
Operating expenses increased $11 million in the three months ended April 2, 2017 compared to the three months ended April 3, 2016 primarily due to $6 million of legal and audit fees in the three months ended April 2, 2017, relating to the restatement of financial statements, which did not occur in the three months ended April 3, 2016.
Net Interest Expense
Net interest expense for the three months ended April 2, 2017 and the three months ended April 3, 2016 was $17 million.
Income Taxes

	Three Months Ended
	April 2, 2017	Effective Rate	April 3, 2016	Effective Rate	Change
Income taxes	$28	29.3%	$26	25.1%	$2
The effective income tax rates for the three months ended April 2, 2017 and April 3, 2016 were 29.3% and 25.1%, respectively. The increase in the rate from the three months ended April 3, 2016 is primarily due to favorable discrete events relating to the Research and Development tax credit which benefited the three months ended April 3, 2016 that did not recur in the three months ended April 2, 2017.
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

ORBITAL ATK, INC.

Cash Flow Summary
Our cash flows for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows (in millions):

	Three Months Ended
	April 2, 2017	April 3, 2016
Cash used in operating activities	$(35)	$(75)
Cash used in investing activities	(43)	(22)
Cash provided by financing activities	45	67
Net cash flows	$(33)	$(30)
Operating Activities
Cash used in operating activities during the three months ended April 2, 2017 was $35 million, compared to cash used in operating activities of $75 million during the three months ended April 3, 2016. The increase in operating cash flows resulted primarily from the net effect of changes in working capital and other assets and liabilities partially offset by a $11 million decrease in the net income. During the three months ended April 2, 2017, changes in working capital and other assets and liabilities used $152 million of cash, comprised primarily of a $174 million increase in net receivables, a $26 million increase in net inventories, a $14 million decrease in contract loss reserve and a $63 million change in other assets and liabilities, offset by a $61 million increase in contract advances and allowances, a $31 million increase in accrued compensation, a $21 million increase in accounts payable and a $12 million increase in pension and postemployment benefits.
During the three months ended April 3, 2016, changes in working capital and other assets and liabilities used $202 million of cash, comprised of a $179 million increase in net receivables, a $22 million increase in net inventories, a $13 million decrease in accrued compensation, a $12 million decrease in contract loss reserve, a $4 million decrease in contract advances and allowances and a $22 million change in other assets and liabilities, offset by a $43 million increase in accounts payable and a $7 million increase in pension and postemployment benefits.
Investing Activities
Cash used in investing activities consisted of capital expenditures and was $43 million and $22 million during the three months ended April 2, 2017 and April 3, 2016, respectively. The increase was primarily due to capitalized costs for our self-constructed mission extension vehicle asset of $21 million during the three months ended April 2, 2017. The vehicle will provide in-orbit satellite life extension services when completed.
Financing Activities
Cash provided by financing activities during the three months ended April 2, 2017 was $45 million, compared to cash provided by financing activities of $67 million for the three months ended April 3, 2016. The decrease in cash provided by financing activities is due primarily to lower net borrowings on our Senior Credit Facility, partially offset by a decrease in share repurchases.
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
During the three months ended April 2, 2017, we paid dividends totaling $18 million. On May 2, 2017, our Board of Directors declared a dividend of $0.32 per share payable on June 22, 2017 to holders of record on June 7, 2017. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

ORBITAL ATK, INC.

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
Long-term Debt and Credit Facilities
As of April 2, 2017, we had outstanding total indebtedness of $1,515 million and the potential of additional borrowings of up to $757 million on our $1 billion Revolving Credit Facility, reduced for outstanding borrowings of $75 million and letters of credit of $168 million.
Our outstanding indebtedness consisted of the following (in millions):

	April 2, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$740	$750
Revolving Credit Facility due 2020	75	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,515	1,450
Unamortized debt issuance costs:
Senior Credit Facility	5	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	11	12
Long-term debt less unamortized debt issuance costs	1,504	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,464	$1,398
Covenants
As of April 2, 2017, our specified financial ratios that our Credit Agreement requires us to meet are as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at April 2, 2017	2.24	15.05
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

ORBITAL ATK, INC.

Impact of the Restatement on Covenants
The Company entered into an extension agreement with our credit agreement lenders to extend, until June 30, 2017, the deadline under our credit agreement for filing with the Securities and Exchange Commission the Company's Form 10-Q for the first quarter of 2017. As a result of this extension, the Company is in compliance with its credit agreement covenants as of April 2, 2017.
See Note 8 - Long-term Debt to the condensed consolidated financial statements in Part I, Item 1, "Financial Statements," for a detailed discussion of our borrowings and the associated covenants in our debt agreements.
Share Repurchases
Shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We repurchased 334,101 shares for $27 million during the three months ended April 3, 2016. We made no repurchases during the three months ended April 2, 2017.
Contractual Obligations and Commercial Commitments
There have been no material changes with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Form 10-K.
Contingencies
Environmental Liabilities
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
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 16 - Contingencies to the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2016.
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
Other Contingencies
We are also subject to a number of other potential risks and contingencies. These risks and contingencies are described in Item 1A, "Risk Factors," of Part I of the Form 10-K.

ORBITAL ATK, INC.

New Accounting Pronouncements
See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements in Item 1 of Part I, "Financial Statements," of this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the three months ended April 2, 2017. For additional information, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of Part II of our Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of April 2, 2017, management of the company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we previously reported material weaknesses in internal control over financial reporting that existed as of December 31, 2016 related to:
(i)    Establishing and maintaining accounting policies and procedures related to complex transactions.

(ii)	Maintaining controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.

(iii)	Maintaining an effective control environment at our Defense Systems Group and its Small Caliber Systems Division.

(iv)	Designing and maintaining controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue at the Small Caliber Systems Division.
These material weaknesses in our internal control over financial reporting were not remediated as of April 2, 2017. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 2, 2017.
Remediation of Material Weaknesses
During the quarter ended April 2, 2017, the Company completed the remediation actions for a previously identified material weakness related to maintaining a sufficient complement of personnel with appropriate levels of accounting and controls knowledge, experience and training commensurate with the nature and complexity of our business and contract activity.
For the four remaining material weaknesses listed above that were not remediated as of April 2, 2017, management believes it has made meaningful progress toward improving and strengthening the affected internal controls. For each of the material weaknesses that were not remediated as of April 2, 2017, management has substantially completed the following remediation actions and is currently testing the operating effectiveness of the relevant controls:

(i)
We fully implemented an enterprise-wide process to timely identify, track and appropriately conclude on complex transactions and disclosures, which implementation was completed during the quarter ended October 2, 2016. In addition, we revised our accounting policy for loss contracts to include general and administrative costs in the measurement of loss contracts during the quarter ended December 31, 2016.

(ii)
We revised our account reconciliation policy and controls, including the timing of reconciliations, thresholds for review and the process for resolving reconciling items which was completed during the quarter ended October 2, 2016. In addition, we implemented an enhanced company-wide balance sheet review process which was completed during the quarter ended October 2, 2016 to perform a more detailed analysis of accounts, including balance composition, fluctuation, analytics and trend analysis.

ORBITAL ATK, INC.

(iii)
We instituted detailed finance reviews for all business segments, including our Defense Systems Group and its Small Caliber Systems Division, beginning in the quarter ended December 31, 2016. In addition, we have designed enhancements to our internal controls related to the reconciliation and analysis of unbilled accounts receivable through the company-wide balance sheet review process described above.

(iv)
We completed a detailed review of the Lake City Contract and the underlying estimates for its percentage of completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates going forward which was completed during the quarter ended December 31, 2016.

We continue to monitor and enhance our control environment and will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to the material weaknesses, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.
Changes in Internal Control over Financial Reporting
During the quarter ended April 2, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) other than changes related to the remediation of the material weaknesses above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ORBITAL ATK, INC.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter.
Securities Class Action. On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017, the plaintiffs filed an amended complaint adding our Chief Operating Officer and a former Chief Executive Officer/Director as defendants and asserting claims for violations of additional sections of the Exchange Act. The amended complaint also alleges false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company is defending this action vigorously.
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
On January 26, 2015, Orbital ATK received an Invitation to Settlement letter from the Environmental Protection Agency ("EPA") inviting Orbital ATK to enter into discussions about concerns arising out of EPA’s environmental inspections of the Radford Army Ammunition Plant ("RFAAP") conducted in May 2011 and February 2014. Orbital ATK ceased operating RFAAP on June 30, 2012 and as of that date was no longer responsible for ongoing

ORBITAL ATK, INC.

environmental compliance for the facility. On April 14 and 18, 2017, EPA sent Orbital ATK a proposal to settle its enforcement action for alleged violations of the Resource Conservation and Recovery Act, National Pollutant Discharge Elimination System, Clean Air Act, and Comprehensive Environmental Response, Compensation, and Liability Act for an amount not to exceed approximately $309,000.
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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, "Risk Factors," of Part I of our Report on Form 10-K for the year ended December 31, 2016, describes all known material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Amount Available for Future Share Repurchases Under the Plans or Programs (in millions)
January 1 - January 29	3,727	$88.56	—
January 30 - February 26	241	$88.30	—
February 27 - April 2	50,567	$99.80	—
Three months ended April 2, 2017	54,535	$98.98	—	$250
____________________________________________________________

(1)
The 54,535 shares purchased include shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016, which was subsequently increased during 2016 to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We made no repurchases during the three months ended April 2, 2017.

The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ORBITAL ATK, INC.

Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ORBITAL ATK, INC.

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

ORBITAL ATK, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2017.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
Name:	David W. Thompson
Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

By:	/s/ Garrett E. Pierce
Name:	Garrett E. Pierce
Title:	Chief Financial Officer
(principal financial officer)