Form 10-Q
period 2017-07-02
ORBITAL ATK, INC.
filed 2017-08-04
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of July 27, 2017, there were 57,607,791 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in millions except share data)	July 2, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74	$200
Net receivables	1,872	1,741
Net inventories	281	215
Other current assets	83	79
Total current assets	2,310	2,235
Property, plant and equipment, net of accumulated depreciation of $1,166 at July 2, 2017 and $1,121 at December 31, 2016	842	816
Goodwill	1,832	1,832
Net intangibles	79	98
Other noncurrent assets	416	437
Total assets	$5,479	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	92	175
Contract loss reserve	174	197
Contract advances and allowances	286	233
Accrued compensation	98	120
Other current liabilities	533	577
Total current liabilities	1,223	1,342
Long-term debt	1,454	1,398
Pension and postemployment benefits	720	744
Other noncurrent liabilities	118	117
Total liabilities	3,515	3,601
Commitments and contingencies (Note 11)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding—57,610,035 shares at July 2, 2017 and 57,487,466 shares at December 31, 2016	1	1
Additional paid-in-capital	2,170	2,175
Retained earnings	1,382	1,266
Accumulated other comprehensive loss	(733)	(764)
Common stock in treasury, at cost—11,324,989 shares held at July 2, 2017 and 11,447,558 shares held at December 31, 2016	(867)	(872)
Total Orbital ATK, Inc. stockholders' equity	1,953	1,806
Noncontrolling interest	11	11
Total equity	1,964	1,817
Total liabilities and equity	$5,479	$5,418
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters Ended		Six Months Ended
(Amounts in millions except per share data)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Sales	$1,115	$1,084	$2,200	$2,140
Cost of sales	848	804	1,704	1,633
Gross profit	267	280	496	507
Operating expenses:
Research and development	32	36	54	56
Selling	31	27	59	54
General and administrative	68	69	136	129
Income before interest, income taxes and noncontrolling interest	136	148	247	268
Net interest expense	(17)	(17)	(34)	(34)
Income before income taxes and noncontrolling interest	119	131	213	234
Income taxes	31	40	59	66
Income before noncontrolling interest	88	91	154	168
Less net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$88	$91	$154	$168

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.52	$1.56	$2.67	$2.88
Weighted-average number of common shares outstanding	57	58	57	58
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.51	$1.55	$2.66	$2.86
Weighted-average number of diluted common shares outstanding	58	59	58	59
Cash dividends per common share	$0.32	$0.30	$0.64	$0.60

Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended		Six Months Ended
(Amounts in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net income	$88	$91	$154	$168
Other comprehensive income:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income	(7)	(6)	(14)	(13)
Net actuarial loss for pension and postretirement benefit plans recorded to net income	35	32	67	63
Valuation adjustment for pension and postretirement benefit plans	—	2	—	2
Change in fair value of derivatives	(1)	4	(3)	4
Other	—	(1)	—	1
Income tax expense	(10)	(12)	(19)	(22)
Other comprehensive income, net of tax	17	19	31	35
Comprehensive income	105	110	185	203
Less comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Orbital ATK, Inc.	$105	$110	$185	$203
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Amounts in millions)	July 2, 2017	July 3, 2016
Operating Activities
Net income	$154	$168
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77	80
Fixed asset impairment	4	4
Deferred income taxes	10	7
Stock-based plans expense	12	11
Other	4	2
Change in assets and liabilities:
Net receivables	(131)	(130)
Net inventories	(67)	(27)
Accounts payable	(81)	9
Contract loss reserve	(23)	(28)
Contract advances and allowances	53	(13)
Accrued compensation	(21)	(29)
Pension and postemployment benefits	28	12
Other assets and liabilities	(58)	4
Cash flows (used in) provided by operating activities	(39)	70
Investing Activities
Capital expenditures	(94)	(60)
Cash flows used in investing activities	(94)	(60)
Financing Activities
Borrowings on revolving credit facilities	365	440
Payments on revolving credit facilities	(290)	(390)
Payment of long-term debt	(20)	(20)
Purchase of treasury shares	(22)	(49)
Dividends paid	(37)	(35)
Proceeds from employee stock compensation plans	11	—
Cash flows provided by (used in) financing activities	7	(54)
Decrease in cash and cash equivalents	(126)	(44)
Cash and cash equivalents at beginning of period	200	104
Cash and cash equivalents at end of period	$74	$60

Supplemental Cash Flow Disclosures
Noncash investing activity:
Capital expenditures included in accounts payable	$3	$2
Noncash financing activity:
Treasury shares purchased included in accounts payable	$2	$1

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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of July 2, 2017, its results of operations and comprehensive income for the quarters and six months ended July 2, 2017 and July 3, 2016 and its cash flows for the six months ended July 2, 2017 and July 3, 2016. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in the Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, termination of commercial contracts in the event of a lack of end user demand, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or results of operations. Generally, favorable changes in contract estimates recognized using the cumulative catch-up method of accounting represent margin improvement on programs where either estimated cost at completion was lower than previously

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

estimated or a change in contract scope on a program caused a higher profit rate. Conversely, the unfavorable changes in contract estimates represent margin declines on programs where either estimated cost at completion was higher than previously estimated or a change in contract scope on a program caused a lower profit rate.
Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $33 million ($0.41 per diluted share) for the quarter ended July 2, 2017 and $56 million ($0.66 per diluted share) for the quarter ended July 3, 2016. Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $36 million ($0.45 per diluted share) for the six months ended July 2, 2017 and $83 million ($1.02 per diluted share) for the six months ended July 3, 2016. Estimated costs to complete on loss contracts at July 2, 2017 and December 31, 2016 were $1,196 million and $1,333 million, respectively.
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
Accounting Standards Updates Issued But Not Yet Adopted
In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements (“ASU 2017-09”), which identifies and provides guidance on the types of changes to share-based payment awards that an entity would be required to apply modification accounting under ASU 2016-09, Stock Compensation (Topic 718). Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017 and will be applied prospectively to awards modified on or after the effective date. The Company is currently evaluating the provisions of ASU 2017-09 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU amends Accounting Standard Codification ("ASC") Topic 715, Compensation—Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company is currently evaluating the provisions of ASU 2017-07 and its impact on the Company's consolidated financial position, results of operations and cash flows.
In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting (“ASU 2017-06”). The ASU relates primarily to the reporting by an employee benefit plan for its interest in a master trust. The amendments in ASU 2017-06 are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. An entity should apply the amendments in ASU 2017-06 retrospectively to each period for which financial statements are presented. The Company does not expect the provisions of ASU 2017-06 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the provisions of ASU 2017-04 and its impact on the Company's consolidated financial position, results of operations and cash flows.
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
The Company has made significant progress on the assessment of ASU 2014-09 and the impact on the timing and method of revenue recognition, as well as on the Company's business processes, systems and internal controls. Under ASU 2014-09, revenue is recognized as the Company satisfies a performance obligation by transferring control to the customer. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the Company expects contract revenue will generally be recognized over time using a cost incurred input measure. This is consistent with the percentage of completion cost-to-cost revenue recognition model currently used for the majority of the Company’s contracts.
One area of anticipated change relates to the determination of performance obligations in a contract. The determination of the number of performance obligations could alter the timing of revenue recognition for certain contracts in the Company’s portfolio. In addition, the Company anticipates expanded disclosures related to revenues and contracts with customers as required by ASU 2014-09.
The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The company is currently assessing the potential impacts of each transition method and expects to select a transition method in the third quarter of 2017.
Other new pronouncements issued but not effective for the Company until after July 2, 2017 are not expected to have a material impact on the Company's continuing financial position, results of operations and cash flows.
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level 3—Significant inputs to the valuation model are unobservable.
The following section describes the valuation methodologies used by the Company to measure its financial instruments at fair value.
Derivative financial instruments and hedging activities
In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 3 - Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds three interest rate swaps with a total notional value of $250 million. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At July 2, 2017 and December 31, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Recorded carrying amount and fair value of debt was as follows (in millions):

	July 2, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700	$730	$700	$727
Variable-rate debt	$805	$801	$750	$746
Investments in marketable securities
The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share with the number of units or shares owned at the valuation date as determined by the investee company. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $14 million as of July 2, 2017 and $13 million as of December 31, 2016.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3 - Derivative Financial Instruments
The Company is exposed to market risks arising from adverse changes in commodity prices affecting the cost of raw materials and energy, interest rates and foreign exchange risks. In the normal course of business, these risks are managed through a variety of strategies, including the use of derivative instruments.
Cash Flow Hedges
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
Interest rate swap agreements entered into to manage interest costs and risk associated with variable interest rates were as follows (in millions):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100	$—	1.29%	1.23%	August 2017
Non-amortizing swap	$100	$—	1.69%	1.23%	August 2018
Non-amortizing swap	$50	$—	1.10%	1.23%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at July 2, 2017, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by the Company's counterparties and does not hold or issue derivative financial instruments for trading purposes.
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
Outstanding commodity forward contracts that hedge forecasted commodity purchases were as follows (in millions):

Number of Pounds
Copper	19
Zinc	7
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Outstanding foreign currency forward contracts were as follows (in millions):

Quantity Hedged
Euros sold	14
Euros purchased	72
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
Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows (in millions):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	July 2, 2017	December 31, 2016	July 2, 2017	December 31, 2016
Commodity forward contracts(1)	$4	$5	$1	$—
Foreign currency forward contracts(1)	3	3	1	—
Foreign currency forward contracts(2)	—	1	1	—
Interest rate swap contracts(2)	—	—	—	1
Total	$7	$9	$3	$1
____________________________________________________________
(1) Location - Other current assets/Other current liabilities
(2) Location - Other noncurrent assets/Other noncurrent liabilities
Gains and (losses) reclassified from Accumulated Other Comprehensive Loss ("AOCI") to the condensed consolidated statements of comprehensive income related to derivative instruments were as follows (in millions):

		Quarters Ended
	Location	July 2, 2017	July 3, 2016
Commodity forward contracts	Cost of sales	$(1)	$(2)
Interest rate contracts	Interest expense	$—	$(1)

		Six Months Ended
	Location	July 2, 2017	July 3,2016
Commodity forward contracts	Cost of sales	$(3)	$(4)
Interest rate contracts	Interest expense	$1	$(2)
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
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the quarter and six months ended July 2, 2017 and July 3, 2016; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Accumulated Other Comprehensive Loss
The following table summarizes the components of AOCI, net of income taxes (in millions):

	July 2, 2017	December 31, 2016
Derivatives	$2	$5
Pension and other postretirement benefits	(738)	(771)
Available-for-sale securities	3	2
Total AOCI	$(733)	$(764)
Note 5 - Net Inventories
Net inventories consisted of the following (in millions):

	July 2, 2017	December 31, 2016
Raw materials	$145	$93
Work / contracts in process	107	121
Finished goods	29	1
Net inventories	$281	$215
Note 6 - Postretirement Plans
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$4	$4	$8	$9
Interest cost	25	26	49	51
Expected return on plan assets	(40)	(40)	(79)	(81)
Amortization of unrecognized net loss (1)	34	32	66	63
Amortization of unrecognized prior service cost (1)	(5)	(6)	(10)	(11)
Net periodic benefit cost	18	16	34	31
Special termination benefit cost / curtailment	—	—	—	2
Net periodic benefit cost	$18	$16	$34	$33
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented
During the six months ended July 3, 2016, the Company recorded a settlement expense of $2 million to recognize the impact of lump sum benefit payments made in the nonqualified supplemental executive retirement plan.
The components of net periodic benefit income for other postretirement benefits were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Interest cost	$—	$1	$1	$2
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of unrecognized net loss (1)	1	1	1	1
Amortization of unrecognized prior service cost (1)	(1)	(2)	(3)	(3)
Net periodic benefit income	$(1)	$(1)	$(3)	$(2)
____________________________________________________________

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Employer Contributions
During the six months ended July 2, 2017, the Company paid $2 million to retirees in connection with its nonqualified supplemental executive retirement plan and $1 million to retirees in connection with its other postretirement benefit plans. During the six months ended July 2, 2017, the Company made no contributions to the pension trust or to the postretirement benefit plans.
During the remainder of 2017, the Company is required to make an additional pension benefit contribution of $24 million in order to meet the minimum required contributions for 2017. In addition, the Company anticipates making additional payments of approximately $1 million to retirees under the nonqualified plan and $2 million to retirees in connection with its other postretirement benefit plans during the remainder of 2017.
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
Note 7 - Long-term Debt
Long-term debt consisted of the following (in millions):

	July 2, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$730	$750
Revolving Credit Facility due 2020	75	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,505	1,450
Unamortized debt issuance costs:
Senior Credit Facility	5	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	11	12
Long-term debt less unamortized debt issuance costs	1,494	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,454	$1,398
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1 billion (the "Revolving Credit Facility"), both of which mature in September 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps, was 2.54% at July 2, 2017. The Company pays a quarterly commitment fee on the unused portion of the Revolving

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee is currently 0.20%. As of July 2, 2017, the Company had borrowings of $75 million under the Revolving Credit Facility and had outstanding letters of credit of $163 million, which reduced amounts available on the Revolving Credit Facility to $762 million.
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
Interest Rate Swaps
As of July 2, 2017, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 3 - Derivative Financial Instruments.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows (in millions):

Remainder of 2017	$20
2018	40
2019	40
2020	705
2021	300
Thereafter	400
Total	$1,505
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The Company is in compliance with its credit agreement covenants as of July 2, 2017.
Note 8 - Income Taxes
The Company's income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended July 2, 2017 and July 3, 2016 were 26.4% and 31.0%, respectively. The decrease in the rate from the quarter ended July 3, 2016 is primarily due to increased benefits from the Research and Development (R&D) tax credit and the net favorable true up of prior-year taxes.
The effective income tax rates for the six months ended July 2, 2017 and July 3, 2016 were 27.7% and 28.4%, respectively. The decrease in the rate from the six months ended July 3, 2016 is primarily due to increased benefits from the Research and Development (R&D) tax credit and the net favorable true up of prior-year taxes.
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
Note 9 - Stock-based Compensation
The Company sponsors five stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan), under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the transaction agreement ("the Transaction Agreement") relating to the merger of the Company with Orbital Sciences Corporation and distribution of its former Sporting Group. At July 2, 2017, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,128,588 common shares were available to be granted. No new grants will be made out of the other four plans. The Company adopted an Employee Stock Purchase Plan ("ESPP") during the year ended December 31, 2016. As of July 2, 2017, the Company had authorized up to 2,000,000 common shares, of which 1,820,477 common shares were available for purchase under the ESPP.
Restricted Stock Units
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and Total Stockholder Return ("TSR") awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units with vesting periods corresponding to the respective performance periods. During the six months ended July 2, 2017, 53,449 shares were issued upon the vesting of restricted stock units for the performance period ending in 2017. As of July 2, 2017, no restricted stock units remained outstanding under the ATK 2005 Stock Incentive Plan. Pursuant to the terms of the Transaction Agreement, the Company also assumed the obligation to issue Company common stock under the legacy Orbital plan. As of July 2, 2017, there were 45,120 restricted stock units outstanding under the legacy Orbital plan and during the six months ended July 2, 2017, there were 2,742 shares issued upon the vesting of the restricted stock units.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Performance Awards
There are performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these performance shares:

•
up to 58,506 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2017 and ending December 31, 2019; and

•
up to 71,074 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2016 and ending December 31, 2018; and

•
up to 79,235 will become payable upon achievement of financial performance goals relating to absolute earnings per share growth and absolute sales growth for the performance period beginning April 1, 2015 and ending December 31, 2017.

TSR Awards
There were 58,506, 71,074 and 79,235 shares reserved for TSR awards for key employees for the fiscal year 2017-2019, 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards. There were 59,393 TSR awards granted with a weighted-average fair value of $115.26 per share during the six months ended July 2, 2017.
Restricted Stock Awards
Restricted stock granted to certain key employees totaled 142,761 shares during the six months ended July 2, 2017. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options
Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 58,434 stock options granted during the six months ended July 2, 2017 with a weighted-average fair value of $24.47 per stock option.
Stock-based compensation expense totaled $7 million and $12 million in the quarter and six months ended July 2, 2017, respectively, and $6 million and $11 million in the quarter and six months ended July 3, 2016, respectively. The income tax benefit recognized for stock-based compensation was $2 million and $4 million in the quarter and six months ended July 2, 2017, and $2 million and $4 million in the quarter and six months ended July 3, 2016, respectively.
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
The Company repurchased 166,429 shares for $16 million during the six months ended July 2, 2017. There were no repurchases made during the quarter ended April 2, 2017. The Company repurchased 194,003 shares for $17 million and 528,104 shares for $44 million during the quarter and six months ended July 3, 2016, respectively.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding stock-based equity awards for each period.
In computing basic and diluted EPS for both the quarters and six months ended July 2, 2017 and July 3, 2016, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic weighted-average number of shares outstanding	57.41	58.19	57.40	58.27
Dilutive common share equivalents - share-based equity awards	0.32	0.45	0.40	0.53
Diluted weighted-average number of shares outstanding	57.73	58.64	57.80	58.80
Anti-dilutive stock options and other stock awards excluded from the calculation of diluted shares	0.40	0.15	0.34	0.15
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Claim Recovery
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $12 million and $18 million as of July 2, 2017 and December 31, 2016, respectively, for contract claims.
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
The Company has been identified as a potentially responsible party (“PRP”), along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, the Company may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, the Company has concluded that these matters, individually or in the aggregate, will not have a material adverse effect on operating results, financial condition or cash flows.
The Company could incur substantial costs, including cleanup costs, resource restoration costs, fines and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or non-compliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition or cash flows in the past, and the Company has environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
The liability for environmental remediation represents management's best estimate of the present value of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the present value of the amount that the Company expects to recover, as discussed below. Both the liability and receivable have been discounted to reflect the present value of the expected future cash flows, using a discount rate of 0.8% and 1.0% as of July 2, 2017 and December 31, 2016, respectively. The Company's discount rate is calculated using the 20-year Treasury constant maturities rate, net of an estimated inflationary factor of 1.9%, rounded to the nearest quarter percent.
The following is a summary of the amounts recorded for environmental remediation (in millions):

	July 2, 2017		December 31, 2016
	Liability	Receivable	Liability	Receivable
Amounts (payable) receivable	$(41)	$19	$(43)	$19
Unamortized discount	2	(1)	2	(1)
Present value amounts (payable) receivable	$(39)	$18	$(41)	$18

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amounts expected to be paid or received in periods more than one year from the balance sheet date are classified as noncurrent. Of the $39 million discounted liability as of July 2, 2017, $3 million was recorded in other current liabilities. Of the $18 million discounted receivable as of July 2, 2017, the Company recorded $3 million in other current assets. As of July 2, 2017, the estimated discounted range of reasonably possible costs of environmental remediation was $39 million to $66 million.
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
Note 12 - Operating Segment Information
The Company operates its business within three operating segments. These operating segments ("groups") are defined based on the reporting and review process used by the Company's Chief Executive Officer and other management. The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability.

•
Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. The group also produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.

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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes the Company's results by segment (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Sales to external customers:
Flight Systems Group	$423	$371	$791	$721
Defense Systems Group	421	449	867	875
Space Systems Group	271	264	542	544
Total external sales	1,115	1,084	2,200	2,140
Intercompany sales:
Flight Systems Group	2	3	5	7
Defense Systems Group	3	6	8	10
Space Systems Group	31	15	61	21
Corporate	(36)	(24)	(74)	(38)
Total intercompany sales	—	—	—	—
Total sales	$1,115	$1,084	$2,200	$2,140

Income before interest, income taxes and noncontrolling interest:
Flight Systems Group	$59	$59	$100	$108
Defense Systems Group	43	51	85	93
Space Systems Group	31	46	58	76
Corporate	3	(8)	4	(9)
Total income before interest, income taxes and noncontrolling interest	$136	$148	$247	$268
The following summarizes the Company's total assets by segment (in millions):

	July 2, 2017	December 31, 2016
Total assets:
Flight Systems Group	$2,212	$2,208
Defense Systems Group	1,343	1,228
Space Systems Group	1,329	1,280
Corporate	595	702
Total assets	$5,479	$5,418
Certain administrative functions are primarily managed by the Company at the corporate headquarters ("Corporate"). Some examples of such functions are human resources, pension and postretirement benefits, corporate accounting, legal, tax, treasury and certain strategic growth initiatives. Significant assets and liabilities managed at Corporate include those associated with debt, restructuring, pension and postretirement benefits, environmental liabilities, litigation liabilities, strategic growth assets and income taxes.
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

•	our ability to remediate the material weaknesses in our internal control over financial reporting described in Part I, Item 4 "Controls and Procedures," of this Form 10-Q,

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

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

ORBITAL ATK, INC.

•	federal and state regulation of defense products and ammunition,

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates,

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions,

•	supply, availability and costs of raw materials and components, including commodity price fluctuations,

•	performance of the Company's subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	performance of our products,

•	fires or explosions at any of the Company's facilities,

•	government investigations and audits,

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences,

•	impacts of financial market disruptions or volatility to the Company's customers and vendors,

•	unanticipated changes in income taxes or exposure to additional tax liabilities, including as a result of recent proposals for U.S. corporate income tax reform, and

•	costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended December 31, 2016 (the "Form 10-K"). Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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
We conduct business in three segments:

•
Flight Systems Group develops rockets that are used as small- and medium-class space launch vehicles to place satellites into Earth orbit and escape trajectories, interceptor and target vehicles for missile defense systems and suborbital launch vehicles that place payloads into a variety of high-altitude trajectories. The group also develops and produces medium- and large-class rocket propulsion systems for human and cargo launch vehicles, strategic missiles, missile defense interceptors and target vehicles. Additionally, Flight Systems Group operates in the military and commercial aircraft and launch structures markets. The group also produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.

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

Financial Highlights for the Quarter Ended July 2, 2017

•	Quarterly sales of $1.12 billion.

•	Diluted earnings per share of $1.51.

•	New firm and option contract bookings of $1.4 billion and option exercises of $0.2 billion under existing contracts.

•	Total backlog of $15.4 billion, at July 2, 2017.

•	Income before interest, income taxes and noncontrolling interest as a percentage of sales of 12.2%.

•	Effective income tax rate of 26.4%.

•	Paid quarterly dividend of $0.32 on June 22, 2017 to stockholders of record on June 7, 2017.
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

ORBITAL ATK, INC.

Generally, favorable changes in contract estimates recognized using the cumulative catch-up method of accounting represent margin improvement on programs where either estimated cost at completion was lower than previously estimated or a change in contract scope on a program caused a higher profit rate. Conversely, the unfavorable changes in contract estimates represent margin declines on programs where either estimated cost at completion was higher than previously estimated or a change in contract scope on a program caused a lower profit rate.
The favorable and unfavorable changes in contract estimates recognized using the cumulative catch-up method of accounting are as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Gross favorable adjustments	$88	$145	$137	$208
Gross unfavorable adjustments	(55)	(89)	(101)	(125)
Net adjustments	$33	$56	$36	$83

The decreases in the change in estimate for the quarter and six months ended July 2, 2017 were primarily attributable to $28 million of favorable contract cumulative profit adjustments recorded in the second quarter of 2016 that normally would have been recorded in the third and fourth quarters of 2016 had we timely filed our Form 10-Q for the second quarter of 2016.

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
The following tables compare our unaudited condensed consolidated results of operations for the quarter and six months ended July 2, 2017 to the quarter and six months ended July 3, 2016 (in millions):
Sales

	Quarters Ended				Six Months Ended
	July 2, 2017	July 3, 2016	Change	Percent Change	July 2, 2017	July 3, 2016	Change	Percent Change
Flight Systems Group	$425	$374	$51	13.6%	$796	$728	$68	9.3%
Defense Systems Group	424	455	(31)	(6.8)%	875	885	(10)	(1.1)%
Space Systems Group	302	279	23	8.2%	603	565	38	6.7%
Corporate and Eliminations	(36)	(24)	(12)	(50.0)%	(74)	(38)	(36)	(94.7)%
Total sales	$1,115	$1,084	$31	2.9%	$2,200	$2,140	$60	2.8%
Fluctuations in sales were driven by program-related changes within the operating segments as described below.
Quarter:
Flight Systems Group
The increase in sales was driven by higher sales volume of $43 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components and increased sales in Launch Vehicles of $9 million due to increased activity on our missile defense programs.

ORBITAL ATK, INC.

Defense Systems Group
The decrease in sales was due to a decrease of $34 million in Small Caliber Systems primarily attributable to the industrial accident that occurred in the Lake City Army Ammunition Plant. The decrease was offset by increased sales in Armament Systems of $18 million primarily due to an increase in international business.
Space Systems Group
The increase in sales was due to higher sales volume of $49 million in Government Satellites driven by new government satellite programs, and increased activity on the Mission Extension Vehicle, partially offset by decreased activities on our Commercial Resupply Services ("CRS") programs. These increases were partially offset by a $26 million decrease in commercial satellite activity.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Six Months:
Flight Systems Group
The increase in sales was driven by higher sales volume of $59 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also driven by increased sales in Launch Vehicles of $15 million primarily due to a new medium range ballistic missile program. These increases were partially offset by a decrease of $12 million in Propulsion Systems due to production delays.
Defense Systems Group
The decrease in sales was due to a decrease of $57 million in Small Caliber Systems due to lower ammunition production primarily attributable to the industrial accident that occurred in the Lake City Army Ammunition Plant. This decrease was offset by increased sales in Missile Products of $26 million due to higher volume of tactical propulsion production, in Defense Electronic of $23 million due to increased sales in strike weapons and Armament Systems increased $11 million primarily due to increased international sales.
Space Systems Group
The increase in sales was due to an increase of $96 million in Government Satellites driven by new programs, including the Mission Extension Vehicle, and higher production levels on existing programs, partially offset by decreased activities on CRS programs. The increase in sales was partially offset by a $63 million decrease in commercial satellite activity.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Cost of Sales

	Quarters Ended				Six Months Ended
	July 2, 2017	July 3, 2016	Change	Percent Change	July 2, 2017	July 3, 2016	Change	Percent Change
Flight Systems Group	$317	$268	$49	18.3%	$605	$535	$70	13.1%
Defense Systems Group	330	356	(26)	(7.3)%	698	707	(9)	(1.3)%
Space Systems Group	248	209	39	18.7%	501	440	61	13.9%
Corporate and Eliminations	(47)	(29)	(18)	(62.1)%	(100)	(49)	(51)	(104.1)%
Total cost of sales	$848	$804	$44	5.5%	$1,704	$1,633	$71	4.3%
The fluctuation in cost of sales was due to program-related changes within the operating segments as described below.

ORBITAL ATK, INC.

Quarter:
Flight Systems Group
The increase was primarily due to higher cost of sales of $29 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also due to higher cost of sales of $18 million in Launch Vehicles due to a new medium range ballistic missile program and activity related to additional missions on Antares.
Defense Systems Group
The decrease was primarily due to lower cost of sales of $30 million in Small Caliber Systems attributable to the industrial accident that occurred in the Lake City Army Ammunition Plant. The decrease was partially offset by an increase of $15 million in Armament Systems due to increased international sales.
Space Systems Group
The increase was driven by higher cost of sales of $56 million in Government Satellites driven by new programs, including the Mission Extension Vehicle, and higher production levels on existing programs, partially offset by a slight decrease in activities on CRS programs. This increase was partially offset by a $20 million decrease in commercial satellite activity.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Six Months:
Flight Systems Group
The increase was due to higher cost of sales of $49 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also driven by higher cost of sales in Launch Vehicles of $27 million due to a new medium range ballistic missile program and activity related to additional missions on Antares. These increases were partially offset by a decrease of $5 million in Propulsion Systems due to production delays.
Defense Systems Group
The decrease was due to lower cost of sales of $45 million in Small Caliber Systems due to lower ammunition production primarily attributable to the industrial accident that occurred in the Lake City Army Ammunition Plant. This decrease was partially offset by higher cost of sales in Missile Products of $19 million due to higher volume of tactical propulsion production, in Defense Electronics of $16 million due to increased sales in strike weapons, and in Armament Systems of $11 million due to increased international sales.
Space Systems Group
The increase was due to higher cost of sales of $104 million in Government Satellites driven by new programs, including the Mission Extension Vehicle, and higher production levels on existing programs, partially offset by decreased activities on CRS programs. This increase was partially offset by a $46 million decrease in commercial satellite activity.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.

ORBITAL ATK, INC.

Operating Expenses

	Quarters Ended					Six Months Ended
	July 2, 2017	Percent of Sales	July 3, 2016	Percent of Sales	Change	July 2, 2017	Percent of Sales	July 3, 2016	Percent of Sales	Change
Research and development	$32	2.8%	$36	3.3%	$(4)	$54	2.4%	$56	2.6%	$(2)
Selling	31	2.8%	27	2.5%	4	59	2.7%	54	2.5%	5
General and administrative	68	6.1%	69	6.4%	(1)	136	6.2%	129	6.1%	7
Total operating expenses	$131	11.7%	$132	12.2%	$(1)	$249	11.3%	$239	11.2%	$10
Quarter:
Operating expenses decreased $1 million in the quarter ended July 2, 2017 compared to the quarter ended July 3, 2016.
Six Months:
Operating expenses increased $10 million in the six months ended July 2, 2017 compared to the six months ended July 3, 2016 primarily due to legal and audit fees related to the restatement of our historical financial statements.
Net Interest Expense
Net interest expense for the quarters ended July 2, 2017 and July 3, 2016 was $17 million. Net interest expense for the six months ended July 2, 2017 and July 3, 2016 was $34 million.
Income Taxes

	Quarters Ended					Six Months Ended
	July 2, 2017	Effective Rate	July 3, 2016	Effective Rate	Change	July 2, 2017	Effective Rate	July 3, 2016	Effective Rate	Change
Income taxes	$31	26.4%	$40	31.0%	$(9)	$59	27.7%	$66	28.4%	$(7)
Quarter:
The effective income tax rates for the quarters ended July 2, 2017 and July 3, 2016 were 26.4% and 31.0%, respectively. The decrease in the rate from the quarter ended July 3, 2016 is primarily due to increased benefits from the Research and Development (R&D) tax credit and the net favorable true up of prior-year taxes.
Six Months:

The effective income tax rates for the six months ended July 2, 2017 and July 3, 2016 were 27.7% and 28.4%, respectively. The decrease in the rate from the six months ended July 3, 2016 is primarily due to increased benefits from the Research and Development (R&D) tax credit and the net favorable true up of prior-year taxes.

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

ORBITAL ATK, INC.

Cash Flow Summary
Our cash flows for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows (in millions):

	Six Months Ended
	July 2, 2017	July 3, 2016
Cash (used in) provided by operating activities	$(39)	$70
Cash used in investing activities	(94)	(60)
Cash provided by (used in) financing activities	7	(54)
Net cash flows	$(126)	$(44)
Operating Activities
Cash used in operating activities during the six months ended July 2, 2017 was $39 million, compared to cash provided by operating activities of $70 million during the six months ended July 3, 2016. The decrease in operating cash flows resulted primarily from the net effect of changes in working capital and other assets and liabilities and by a $14 million decrease in net income. During the six months ended July 2, 2017, changes in working capital and other assets and liabilities used $300 million of cash, comprised primarily of a $131 million increase in net receivables, a $81 million decrease in accounts payable, a $67 million increase in net inventories, a $23 million decrease in contract loss reserve, a $21 million decrease in accrued compensation and a $58 million change in other assets and liabilities, offset by a $53 million increase in contract advances and allowances, and a $28 million source of cash from pension and postemployment benefits.
During the six months ended July 3, 2016, changes in working capital and other assets and liabilities used $202 million of cash, comprised of a $130 million increase in net receivables, a $29 million decrease in accrued compensation, a $28 million decrease in contract loss reserve, a $27 million increase in net inventories and a $13 million decrease in contract advances and allowances, offset by a $12 million increase in pension and postemployment benefits, a $9 million increase in accounts payable and a $4 million change in other assets and liabilities.
Investing Activities
Cash used in investing activities consisted of capital expenditures and was $94 million and $60 million during the six months ended July 2, 2017 and July 3, 2016, respectively. The increase was primarily due to capitalized costs for our self-constructed Mission Extension Vehicle asset of $42 million during the six months ended July 2, 2017. The vehicle will provide in-orbit satellite life extension services when completed.
Financing Activities
Cash provided by financing activities during the six months ended July 2, 2017 was $7 million, compared to cash used in financing activities of $54 million for the six months ended July 3, 2016. The increase in cash provided by financing activities is due primarily to higher net borrowings on our Senior Credit Facility, a decrease in share repurchases and an increase in proceeds from employee stock compensation plans.
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
During the six months ended July 2, 2017, we paid dividends totaling $37 million. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable.

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
Long-term Debt and Credit Facilities
As of July 2, 2017, we had outstanding total indebtedness of $1,505 million and the potential of additional borrowings of up to $762 million on our $1 billion Revolving Credit Facility, reduced for outstanding borrowings of $75 million and letters of credit of $163 million.
Our outstanding indebtedness consisted of the following (in millions):

	July 2, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$730	$750
Revolving Credit Facility due 2020	75	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,505	1,450
Unamortized debt issuance costs:
Senior Credit Facility	5	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	11	12
Long-term debt less unamortized debt issuance costs	1,494	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,454	$1,398
Covenants
As of July 2, 2017, our specified financial ratios that our Credit Agreement requires us to meet are as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at July 2, 2017	2.30	10.26
____________________________________________________________
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100 million of cash, divided by Covenant EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") (which includes adjustments for items such as nonrecurring or extraordinary noncash items, noncash charges related to stock-based compensation and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. Interest Coverage Ratio is Covenant EBITDA divided by cash payments for interest expense. The Company is in compliance with its credit agreement covenants as of July 2, 2017.
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

ORBITAL ATK, INC.

See Note 7 - Long-term Debt to the condensed consolidated financial statements in Part I, Item 1, "Financial Statements," for a detailed discussion of our borrowings and the associated covenants in our debt agreements.
Share Repurchases
Shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We repurchased 166,429 for $16 million during the six months ended July 2, 2017. There were no repurchases made during the quarter ended April 2, 2017. We repurchased 194,003 shares for $17 million and 528,104 shares for $44 million during the quarter and six months ended July 3, 2016.
Contractual Obligations and Commercial Commitments
There have been no material changes, other than outstanding borrowings on our Revolving Credit Facility at July 2, 2017, with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Form 10-K.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the six months ended July 2, 2017. For additional information, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of Part II of our Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of July 2, 2017, management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we previously reported the following material weaknesses in internal control over financial reporting that existed as of December 31, 2016 related to:

(i)	Maintaining an effective control environment at our Defense Systems Group and its Small Caliber Systems Division.

(ii)	Designing and maintaining controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue at the Small Caliber Systems Division.
These material weaknesses in our internal control over financial reporting were not remediated as of July 2, 2017. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 2, 2017.
Remediation of Material Weaknesses
During the quarter ended July 2, 2017, the Company completed the remediation actions for two previously identified material weaknesses related to establishing and maintaining accounting policies and procedures related to complex transactions and maintaining controls over the integration of accounting operations of the two merged companies and over the preparation, analysis and review of accounts of the combined business.
For the two remaining material weaknesses listed above that were not remediated as of July 2, 2017, management believes it has made meaningful progress toward improving and strengthening the affected internal controls. For each of the material weaknesses that were not remediated as of July 2, 2017, management has substantially completed the following remediation actions and is currently testing the operating effectiveness of the relevant controls:

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

(ii)
We completed a detailed review of the long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant and the underlying estimates for its percentage of completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates in the estimate at completion (“EAC”) which was completed during the quarter ended December 31, 2016. Furthermore, this detailed review led to the implementation of a more robust and standard EAC model where we have enhanced management controls and oversight.

We continue to monitor and enhance our control environment and will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to the two remaining material weaknesses, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.

ORBITAL ATK, INC.

Changes in Internal Control over Financial Reporting
During the quarter ended July 2, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) other than changes related to the remediation of the material weaknesses above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Securities Class Action. On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017, the plaintiffs filed an amended complaint adding our Chief Operating Officer and a former Chief Executive Officer/Director as defendants and asserting claims for violations of additional sections of the Exchange Act. The amended complaint also alleges false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. On May 30, 2017, the Company filed a motion to dismiss the plaintiffs' complaint, which is pending in the District Court.
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

ORBITAL ATK, INC.

individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition or cash flows.
We could incur substantial costs, including cleanup costs, resource restoration costs, fines, and penalties or third-party property damage or personal injury claims, as a result of violations or liabilities under environmental laws or noncompliance with environmental permits. While environmental laws and regulations have not had a material adverse effect on our operating results, financial condition or cash flows in the past, and we have environmental management programs in place to mitigate these risks, it is difficult to predict whether they will have a material impact in the future.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Amount Available for Future Share Repurchases Under the Plans or Programs (in millions)
April 3 - April 30	228	$98.07	—
May 1 - May 28	16,118	$98.88	—
May 29 - July 2	166,802	$98.98	166,429
Quarter ended July 2, 2017	183,148	$98.97	166,429	$234
____________________________________________________________

(1)
The 183,148 shares purchased include shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016, which was subsequently increased during 2016 to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We purchased 166,429 shares for $16 million during the quarter ended July 2, 2017.

The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.

ORBITAL ATK, INC.

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

ORBITAL ATK, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2017.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
Name:	David W. Thompson
Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

By:	/s/ Garrett E. Pierce
Name:	Garrett E. Pierce
Title:	Chief Financial Officer
(principal financial officer)