Form 10-Q
period 2017-10-01
ORBITAL ATK, INC.
filed 2017-11-02
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of October 27, 2017, there were 57,686,000 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in millions except share data)	October 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$119	$200
Net receivables	1,939	1,741
Net inventories	267	215
Other current assets	90	79
Total current assets	2,415	2,235
Property, plant and equipment, net of accumulated depreciation of $1,191 at October 1, 2017 and $1,121 at December 31, 2016	858	816
Goodwill	1,832	1,832
Net intangibles	70	98
Other noncurrent assets	362	437
Total assets	$5,537	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	141	175
Contract loss reserve	160	197
Contract advances and allowances	274	233
Accrued compensation	142	120
Other current liabilities	536	577
Total current liabilities	1,293	1,342
Long-term debt	1,370	1,398
Pension and postemployment benefits	705	744
Other noncurrent liabilities	106	117
Total liabilities	3,474	3,601
Commitments and contingencies (Note 12)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding—57,685,462 shares at October 1, 2017 and 57,487,466 shares at December 31, 2016	1	1
Additional paid-in-capital	2,169	2,175
Retained earnings	1,459	1,266
Accumulated other comprehensive loss	(714)	(764)
Common stock in treasury, at cost—11,249,562 shares held at October 1, 2017 and 11,447,558 shares held at December 31, 2016	(863)	(872)
Total Orbital ATK, Inc. stockholders' equity	2,052	1,806
Noncontrolling interest	11	11
Total equity	2,063	1,817
Total liabilities and equity	$5,537	$5,418
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters Ended		Nine Months Ended
(Amounts in millions except per share data)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales	$1,216	$1,043	$3,416	$3,183
Cost of sales	941	833	2,645	2,466
Gross profit	275	210	771	717
Operating expenses:
Research and development	24	25	78	81
Selling	31	28	90	82
General and administrative	78	66	214	195
Income before interest, income taxes and noncontrolling interest	142	91	389	359
Net interest expense	(17)	(17)	(51)	(51)
Income before income taxes and noncontrolling interest	125	74	338	308
Income taxes	31	14	90	80
Income before noncontrolling interest	94	60	248	228
Less net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to Orbital ATK, Inc.	$94	$60	$248	$228

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.65	$1.04	$4.33	$3.92
Weighted-average number of common shares outstanding	57	58	57	58
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.64	$1.04	$4.29	$3.89
Weighted-average number of diluted common shares outstanding	58	58	58	59
Cash dividends per common share	$0.32	$0.30	$0.96	$0.90

Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended		Nine Months Ended
(Amounts in millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$94	$60	$248	$228
Other comprehensive income:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income	(7)	33	(21)	20
Net actuarial loss for pension and postretirement benefit plans recorded to net income	33	29	100	92
Valuation adjustment for pension and postretirement benefit plans	—	—	—	2
Change in fair value of derivatives	4	1	1	5
Unrealized gain on available-for-sale securities	1	—	1	—
Other	—	1	—	2
Income tax expense	(12)	(24)	(31)	(46)
Other comprehensive income, net of tax	19	40	50	75
Comprehensive income	113	100	298	303
Less comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to Orbital ATK, Inc.	$113	$100	$298	$303
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Amounts in millions)	October 1, 2017	October 2, 2016
Operating Activities
Net income	$248	$228
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115	120
Fixed asset impairment	3	5
Deferred income taxes	13	(12)
Stock-based plans expense	18	18
Other	4	11
Change in assets and liabilities:
Net receivables	(168)	(203)
Net inventories	(25)	(22)
Income taxes receivable	—	50
Accounts payable	(58)	39
Contract loss reserve	(36)	(24)
Contract advances and allowances	41	(18)
Accrued compensation	22	(7)
Pension and postemployment benefits	40	(8)
Other assets and liabilities	(60)	(70)
Cash flows provided by operating activities	157	107
Investing Activities
Capital expenditures	(138)	(106)
Cash flows used in investing activities	(138)	(106)
Financing Activities
Borrowings on revolving credit facilities	450	800
Payments on revolving credit facilities	(450)	(665)
Payment of long-term debt	(30)	(30)
Purchase of treasury shares	(32)	(95)
Dividends paid	(55)	(53)
Proceeds from employee stock compensation plans	17	—
Other	—	1
Cash flows used in financing activities	(100)	(42)
Decrease in cash and cash equivalents	(81)	(41)
Cash and cash equivalents at beginning of period	200	104
Cash and cash equivalents at end of period	$119	$63

Supplemental Cash Flow Disclosures
Noncash investing activity:
Capital expenditures included in accounts payable	$5	$4
Noncash financing activity:
Treasury shares purchased included in accounts payable	$—	$3

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
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of October 1, 2017, its results of operations and comprehensive income for the quarters and nine months ended October 1, 2017 and October 2, 2016 and its cash flows for the nine months ended October 1, 2017 and October 2, 2016. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited financial statements included in the Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $45 million ($0.60 per diluted share) for the quarter ended October 1, 2017 and $6 million ($0.08 per diluted share) for the quarter ended October 2, 2016. Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $81 million ($1.03 per diluted share) for the nine months ended October 1, 2017 and $92 million ($1.16 per diluted share) for the nine months ended October 2, 2016. Estimated costs to complete on loss contracts at October 1, 2017 and December 31, 2016 were $967 million and $1,333 million, respectively.
Accounting Standards Updates Adopted
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). This ASU amends the consolidation guidance issued under ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, for those entities that are the single decision maker of a variable interest entity ("VIE") such that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interest in their entirety. Instead, they are required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments in this ASU were effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Updates Issued But Not Yet Adopted
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The ASU amends Accounting Standard Codification ("ASC") Topic 815, Derivatives and Hedging, in order to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods therein. The ASU will be applied utilizing a modified retrospective approach to existing hedging relationships as of the adoption date. The Company does not expect the provisions of ASU 2017-12 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements (“ASU 2017-09”), which identifies and provides guidance on the types of changes to share-based payment awards that an entity would be required to apply modification accounting under ASU 2016-09, Stock Compensation (Topic 718). Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017 and will be applied prospectively to awards modified on or after the effective date. The Company does not expect the provisions of ASU 2017-09 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU amends ASC Topic 715, Compensation—Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption. The Company is currently evaluating the provisions of ASU 2017-07 and its impact on the Company's consolidated financial position, results of operations and cash flows.
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

December 15, 2018. Early adoption is permitted. An entity should apply the amendments in ASU 2017-06 retrospectively to each period for which financial statements are presented. The Company does not expect the provisions of ASU 2017-06 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairments by eliminating Step 2 from the goodwill impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, versus determining an implied fair value in Step 2 to measure the impairment loss. ASU 2017-04 is effective for annual periods beginning after December 15, 2019. The Company does not expect the provisions of ASU 2017-04 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
The Company will adopt the standard on January 1, 2018 and apply the modified retrospective method. The Company has substantially completed its analysis of ASU 2014-09, and the associated impact on the Company's business processes, systems and internal controls. As part of this analysis, the Company compared existing policies and procedures to the requirements of the standard and is preparing modifications to ensure appropriate application of the standard. Additionally, the Company is in the process of designing and implementing specific controls over the adoption of the new standard. The Company does not expect significant changes to current controls, however it is reviewing modifications to policies and procedures to ensure all changes are incorporated consistently. The Company is continuing its assessment of the quantitative impact of adopting ASU 2014-09 and expecting to disclose the impact in its 2017 Annual Report on Form 10-K. One area of anticipated change relates to the determination of performance obligations in a contract. The determination of the number of performance obligations could alter the timing of revenue recognition for certain contracts in the Company’s portfolio. In addition, the Company anticipates expanded disclosures related to revenues and contracts with customers as required by ASU 2014-09.
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
Other new pronouncements issued but not effective for the Company until after October 1, 2017 are not expected to have a material impact on the Company's continuing financial position, results of operations and cash flows.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2 - Merger

On September 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Corporation (“Northrop Grumman”) and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman (“Sub”), under which Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Northrop Grumman (the “Merger”).

Upon the closing of the Merger, each outstanding share of Company common stock, other than shares owned by the Company, Northrop Grumman or Sub (which will be canceled) and appraisal shares, will automatically be converted into the right to receive $134.50 in cash, without interest and less any applicable withholding taxes.

The stockholders of the Company will vote on the approval of the Merger Agreement at a special meeting currently scheduled to be held on November 29, 2017. Closing is expected to occur during the first half of 2018, subject to customary closing conditions, including the stockholder vote and obtaining required regulatory approvals.
Note 3 - Fair Value of Financial Instruments
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
Derivative financial instruments and hedging activities
In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 4 - Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds two interest rate swaps with a total notional value of $150 million. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
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
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At October 1, 2017 and December 31, 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Recorded carrying amount and fair value of debt was as follows (in millions):

	October 1, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700	$739	$700	$727
Variable-rate debt	$720	$716	$750	$746
Investments in marketable securities
The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share, as determined by the investee company, with the number of units or shares owned at the valuation date. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $14 million as of October 1, 2017 and $13 million as of December 31, 2016.
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
The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400 million, of which $150 million remains outstanding, and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks.
Interest rate swap agreements entered into to manage interest costs and risk associated with variable interest rates were as follows (in millions):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100	$—	1.69%	1.24%	August 2018
Non-amortizing swap	$50	$—	1.10%	1.24%	November 2017
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at October 1, 2017, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by the Company's counterparties and does not hold or issue derivative financial instruments for trading purposes.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Outstanding commodity forward contracts that hedge forecasted commodity purchases were as follows (in millions):

Number of Pounds
Copper	17
Zinc	6
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
Outstanding foreign currency forward contracts were as follows (in millions):

Quantity Hedged
Euros sold	16
Euros purchased	52
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
Fair values in the condensed consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows (in millions):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	October 1, 2017	December 31, 2016	October 1, 2017	December 31, 2016
Commodity forward contracts(1)	$7	$5	$—	$—
Foreign currency forward contracts(1)	3	3	1	—
Foreign currency forward contracts(2)	—	1	1	—
Interest rate swap contracts(2)	—	—	—	1
Total	$10	$9	$2	$1
____________________________________________________________
(1) Location - Other current assets/Other current liabilities
(2) Location - Other noncurrent assets/Other noncurrent liabilities

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Gains and (losses) reclassified from Accumulated Other Comprehensive Loss to the condensed consolidated statements of comprehensive income related to derivative instruments were as follows (in millions):

		Quarters Ended
	Location	October 1, 2017	October 2, 2016
Commodity forward contracts	Cost of sales	$—	$—
Interest rate contracts	Interest expense	$—	$(1)
Foreign currency contracts	Cost of sales	$(2)	$—

		Nine Months Ended
	Location	October 1, 2017	October 2, 2016
Commodity forward contracts	Cost of sales	$(3)	$(4)
Interest rate contracts	Interest expense	$1	$(2)
Foreign currency contracts	Cost of sales	$(2)	$—
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
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the quarter and nine months ended October 1, 2017 and October 2, 2016; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
Note 5 - Accumulated Other Comprehensive Loss
The following table summarizes the components of Accumulated Other Comprehensive Loss, net of income taxes (in millions):

	October 1, 2017	December 31, 2016
Derivatives	$5	$5
Pension and other postretirement benefits	(721)	(771)
Available-for-sale securities	2	2
Total Accumulated Other Comprehensive Loss	$(714)	$(764)
Note 6 - Net Inventories
Net inventories consisted of the following (in millions):

	October 1, 2017	December 31, 2016
Raw materials	$149	$93
Work / contracts in process	94	121
Finished goods	24	1
Net inventories	$267	$215

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Postretirement Plans
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$5	$5	$13	$14
Interest cost	24	25	73	76
Expected return on plan assets	(39)	(41)	(118)	(122)
Amortization of unrecognized net loss (1)	32	31	98	94
Amortization of unrecognized prior service cost (1)	(5)	(5)	(15)	(16)
Net periodic benefit cost	17	15	51	46
Special termination benefit cost / curtailment	—	—	—	2
Net periodic benefit cost	$17	$15	$51	$48
____________________________________________________________
(1) Amounts related to pension and other postemployment benefits that were reclassified from Accumulated Other Comprehensive Loss and recorded as a component of net periodic benefit cost for each period presented
During the nine months ended October 2, 2016, the Company recorded a settlement expense of $2 million to recognize the impact of lump sum benefit payments made in the nonqualified supplemental executive retirement plan.
The components of net periodic benefit income for other postretirement benefits were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest cost	$—	$1	$1	$3
Expected return on plan assets	—	(1)	(2)	(3)
Amortization of unrecognized net loss (1)	—	—	1	1
Amortization of unrecognized prior service cost (1)	(2)	(1)	(5)	(4)
Net periodic benefit income	$(2)	$(1)	$(5)	$(3)
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from Accumulated Other Comprehensive Loss and recorded as a component of net periodic benefit cost for each period presented
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning January 1, 2016, the Company has elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows.
Employer Contributions/Payments
During the nine months ended October 1, 2017, the Company made benefit payments of $3 million to retirees in connection with its nonqualified supplemental executive retirement plan and $2 million to retirees in connection with its other postretirement benefit plans. During the nine months ended October 1, 2017, the Company made $3 million of contributions to the pension trust and no contributions to the postretirement benefit plans.
During the remainder of 2017, the Company is required to make an additional pension benefit contribution of $22 million in order to meet the minimum required contributions for 2017. The Company anticipates making no contributions to the postretirement benefit plans. In addition, the Company anticipates making benefit payments of

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

approximately $1 million to retirees under the nonqualified plan and $2 million to retirees in connection with its other postretirement benefit plans during the remainder of 2017.
During the quarter ended October 2, 2016, the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The Company contributes fixed payments to a Health Retirement Account ("HRA"), when applicable, for those retirees who previously had subsidized health care coverage through the Company. The Company's contributions to the HRAs are retirees' funds to be spent on qualified health care premiums and eligible out-of-pocket expenses. The plan amendment caused a remeasurement that increased the Company's funded status as of October 2, 2016 by $37 million and will reduce expenses recorded in future periods.
Note 8 - Long-term Debt
Long-term debt consisted of the following (in millions):

	October 1, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$720	$750
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,420	1,450
Unamortized debt issuance costs:
Senior Credit Facility	4	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	10	12
Long-term debt less unamortized debt issuance costs	1,410	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,370	$1,398
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1 billion (the "Revolving Credit Facility"), both of which mature in September 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps, was 2.54% at October 1, 2017. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee is currently 0.20%. As of October 1, 2017, the Company had no borrowings under the Revolving Credit Facility and had outstanding letters of credit of $181 million, which reduced amounts available on the Revolving Credit Facility to $819 million.
5.25% Senior Notes
In fiscal 2014, the Company issued $300 million aggregate principal amount of 5.25% Senior Notes (the "5.25% Notes") that mature on October 1, 2021. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2016, at specified redemption prices.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.50% Senior Notes
In September 2015, the Company issued $400 million aggregate principal amount of 5.50% Senior Notes (the "5.50% Notes") that mature on October 1, 2023. Interest on these notes is payable on April 1 and October 1 of each year. The Company has the right to redeem some or all of these notes from time to time on or after October 1, 2018, at specified redemption prices.
Interest Rate Swaps
As of October 1, 2017, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 4 - Derivative Financial Instruments.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows (in millions):

Remainder of 2017	$10
2018	40
2019	40
2020	630
2021	300
Thereafter	400
Total	$1,420
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The Company is in compliance with its credit agreement covenants as of October 1, 2017.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Income Taxes
The Company's income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended October 1, 2017 and October 2, 2016 were 24.4% and 18.0%, respectively. The increase in the rate from the quarter ended October 2, 2016 is primarily due to the impact of the favorable true up of prior-year taxes and the settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2013 and 2014 tax returns in the quarter ended October 2, 2016 and the decrease in benefit from domestic manufacturing deduction ("DMD") in the quarter ended October 1, 2017, partially offset by the favorable changes in uncertain tax benefits, research and development ("R&D") tax credits, and state taxes in the quarter ended October 1, 2017.
The effective income tax rates for the nine months ended October 1, 2017 and October 2, 2016 were 26.5% and 25.9%, respectively. The increase in the rate from the nine months ended October 2, 2016 is primarily due to the impact of the favorable true up of prior-year taxes and the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the nine months ended October 2, 2016, partially offset by favorable changes in uncertain tax benefits and R&D tax credits in the nine months ended October 1, 2017.
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
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $6 million reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income up to $6 million. During the quarter ended October 1, 2017, the company recognized an $11 million reduction of the uncertain tax benefits associated with the lapse of statute of limitations. This reduction has resulted in an increase in net income of $10 million in the quarter ended October 1, 2017.
Note 10 - Stock-based Compensation
The Company sponsors five stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan), under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the transaction agreement ("the Transaction Agreement") relating to the merger of the Company with Orbital Sciences Corporation and distribution of its former Sporting Group. At October 1, 2017, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 2,083,777 common shares were available to be granted. No new grants will be made out of the other four plans. The Company adopted an Employee Stock Purchase Plan ("ESPP") during the year ended December 31, 2016. As of October 1, 2017, the Company had authorized up to 2,000,000 common shares, of which 1,781,318 common shares were available for purchase under the ESPP. In connection with the Merger, the ESPP has been suspended as of October 1, 2017.
Restricted Stock Units
Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and Total Stockholder Return ("TSR") awards outstanding as of February 9, 2015 were converted into time-vesting restricted stock units with vesting periods corresponding to the respective performance periods. During the nine months ended October 1, 2017, 53,449 shares of restricted stock units vested for the performance period ending in 2017. As of October 1, 2017, no restricted stock units remained outstanding under the ATK 2005 Stock Incentive Plan. Pursuant to the terms of the Transaction Agreement, the Company also assumed the obligation to issue Company common stock under the legacy Orbital plan. As of October 1, 2017, there were no restricted stock units outstanding under the legacy Orbital plan as the remaining 45,120 shares of restricted stock units outstanding vested during the nine months ended October 1, 2017.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Performance Awards
There are performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's common stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these performance shares:

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

TSR Awards
There were 58,506, 71,074 and 79,235 shares reserved for TSR awards for executive officers and key employees for the fiscal year 2017-2019, 2016-2018 and 2015-2017 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards. There were 59,393 TSR awards granted with a weighted-average fair value of $115.26 per share during the nine months ended October 1, 2017.
Restricted Stock Awards
Restricted stock granted to certain key employees totaled 160,907 shares with a weighted-average fair value of $95.89 during the nine months ended October 1, 2017. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options
Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were 58,434 stock options granted during the nine months ended October 1, 2017 with a weighted-average fair value of $24.47 per stock option.
Stock-based compensation expense totaled $6 million and $18 million in the quarter and nine months ended October 1, 2017 and October 2, 2016, respectively. The income tax benefit recognized for stock-based compensation was $2 million and $6 million in the quarter and nine months ended October 1, 2017 and October 2, 2016, respectively.
Share Repurchases
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018.
The Company repurchased 64,489 shares for $7 million and 230,918 shares for $23 million during the quarter and nine months ended October 1, 2017, respectively. The Company repurchased 576,407 shares for $44 million and 1,104,511 shares for $88 million during the quarter and nine months ended October 2, 2016, respectively. In connection with the Merger, the Company halted its share repurchase program.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding stock-based equity awards for each period.
In computing basic and diluted EPS for both the quarters and nine months ended October 1, 2017 and October 2, 2016, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic weighted-average number of shares outstanding	57.31	57.93	57.37	58.21
Dilutive common share equivalents - share-based equity awards	0.45	0.33	0.49	0.43
Diluted weighted-average number of shares outstanding	57.76	58.26	57.86	58.64
Anti-dilutive stock options and other stock awards excluded from the calculation of diluted shares	0.15	0.15	0.22	0.15
Note 12 - Contingencies
Litigation
From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company's business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate to be material to its business or likely to result in a material adverse effect on its operating results, financial condition or cash flows, notwithstanding that the unfavorable resolution of any matter may have a material effect on net earnings in any particular quarter.
Securities Class Action
At least six purported class actions challenging the Merger have been filed in the United States District Court for the Eastern District of Virginia, captioned Lickteig v. Orbital ATK, Inc., et al., filed October 11, 2017 (the “Lickteig Action”), Ayzin v. Orbital ATK, Inc. et al., filed October 13, 2017 (the “Ayzin Action”), Sedon v. Orbital ATK, Inc., et al., filed October 16, 2017 (the “Sedon Action”), Berg v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Berg Action"), Simnowitz v. Orbital ATK, Inc. et al., filed October 18, 2017 (the "Simnowitz Action"), and Cramer v. Orbital ATK, Inc. et al, filed October 25, 2017 (the "Cramer Action" and collectively with the Lickteig Action, Ayzin Action, Sedon Action and Berg Action, the “Actions”). The Lickteig Action and Berg Action name as defendants the Company, the Company’s directors, Northrop Grumman and Sub. The Ayzin Action, the Sedon Action, the Simnowitz Action and the Cramer Action name as defendants the Company and the Company’s directors. The Actions allege certain violations of the Securities and Exchange Act of 1934, as amended, and seek, among other things, damages, attorneys’ fees and injunctive relief to prevent the Merger from closing. The Company believes that the Actions lack merit and intend to defend against them vigorously. The outcome of the Actions is uncertain. If the Actions are not resolved on a timely basis, the Actions could delay consummation of the Merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors. Additional plaintiffs may file additional lawsuits against the Company and/or the directors and officers of the Company in connection with the Merger.
On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for violations of additional sections of the Exchange Act and alleged false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court. The Company is defending this action vigorously.
SEC Investigation
The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company's unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 described in the Transition Report on Form 10-K for the nine-month period ending December 31, 2015 previously filed on March 15, 2016, and the Company also has voluntarily self-reported to the SEC regarding matters pertaining to the restatement described in the Form 10-K/A for the nine-month period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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
Claim Recovery
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $10 million and $18 million as of October 1, 2017 and December 31, 2016, respectively, for contract claims.
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
The liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the amount that the Company expects to recover, as discussed below.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a summary of the amounts recorded for environmental remediation (in millions):

	October 1, 2017		December 31, 2016
	Liability	Receivable	Liability	Receivable
Current	$5	$3	$6	$3
Noncurrent	32	14	35	15
Total	$37	$17	$41	$18
As of October 1, 2017, the estimated range of reasonably possible costs of environmental remediation was $37 million to $69 million.
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
Note 13 - Operating Segment Information
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes the Company's results by segment (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Sales to external customers:
Flight Systems Group	$423	$360	$1,214	$1,081
Defense Systems Group	511	451	1,378	1,326
Space Systems Group	282	232	824	776
Total external sales	1,216	1,043	3,416	3,183
Intercompany sales:
Flight Systems Group	3	3	8	10
Defense Systems Group	4	5	12	15
Space Systems Group	32	16	93	37
Corporate	(39)	(24)	(113)	(62)
Total intercompany sales	—	—	—	—
Total sales	$1,216	$1,043	$3,416	$3,183

Income before interest, income taxes and noncontrolling interest:
Flight Systems Group	$61	$44	$161	$152
Defense Systems Group	48	33	133	126
Space Systems Group	40	20	98	96
Corporate	(7)	(6)	(3)	(15)
Total income before interest, income taxes and noncontrolling interest	$142	$91	$389	$359
The following summarizes the Company's total assets by segment (in millions):

	October 1, 2017	December 31, 2016
Total assets:
Flight Systems Group	$2,293	$2,208
Defense Systems Group	1,358	1,228
Space Systems Group	1,276	1,280
Corporate	610	702
Total assets	$5,537	$5,418
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the segments based on the nature of the expense. The difference between pension and postretirement benefit expense calculated under U.S. GAAP and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. The amortization expense related to purchase accounting attributed to the acquisition of Orbital Sciences Corporation is also recorded in Corporate. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate.

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

•	the risk that the proposed transaction with Northrop Grumman may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;

•	the failure to satisfy any of the conditions to the consummation of the proposed transaction, including the receipt of certain governmental and regulatory approvals;

•	the occurrence of any circumstance that could give rise to the termination of the Merger Agreement;

•
the outcome of any legal proceedings related to the Merger Agreement or the proposed transaction, and the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings;

•	the effect of the recent restatement of our previously issued financial results (the "Restatement") and any claims, investigations or proceedings as a result of the Restatement;

•	our ability to remediate the material weakness in our internal control over financial reporting described in Part I, Item 4, "Controls and Procedures," of this Form 10-Q;

•
reductions or changes in programs administered by the National Aeronautics and Space Administration ("NASA") or in U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies;

•	intense competition for U.S. Government contracts and programs;

•	increases in costs, which the Company may not be able to react to due to the nature of its U.S. Government contracts;

•	changes in cost and revenue estimates and/or timing of programs;

•	potential termination of U.S. Government contracts and the potential inability to recover termination costs;

•	other risks associated with U.S. Government contracts that might expose the Company to adverse consequences;

•	government laws and other rules and regulations applicable to the Company, including procurement and import-export control;

•	reduction or change in demand and manufacturing costs for military and commercial ammunition;

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation;

•	risks associated with expansion into new and adjacent commercial markets;

ORBITAL ATK, INC.

•
results of acquisitions or other transactions, including our ability to successfully integrate acquired businesses and realize anticipated synergies, cost savings and other benefits, and costs incurred for pursuits and proposed acquisitions;

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates;

•	federal and state regulation of defense products and ammunition;

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations;

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates;

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions;

•	supply, availability and costs of raw materials and components, including commodity price fluctuations;

•	performance of the Company's subcontractors;

•	development of key technologies and retention of a qualified workforce;

•	performance of our products;

•	fires or explosions at any of the Company's facilities;

•	government investigations and audits;

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences;

•	impacts of financial market disruptions or volatility to the Company's customers and vendors;

•	unanticipated changes in income taxes or exposure to additional tax liabilities, including as a result of recent proposals for U.S. corporate income tax reform, and

•	costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
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

ORBITAL ATK, INC.

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

Financial Highlights for the Quarter Ended October 1, 2017

•	Quarterly sales of $1.22 billion.

•	Diluted earnings per share of $1.64.

•	New firm and option contract bookings of $1.4 billion and option exercises of $0.4 billion under existing contracts.

•	Total backlog of $15.7 billion, at October 1, 2017.

•	Income before interest, income taxes and noncontrolling interest as a percentage of sales of 11.7%.

•	Effective income tax rate of 24.4%.

•	Paid quarterly dividend of $0.32 on September 21, 2017, to stockholders of record on September 6, 2017.
Agreement and Plan of Merger
On September 17, 2017, Orbital ATK, Inc. (“Orbital ATK” or the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Corporation (“Northrop Grumman”) and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman (“Sub”), to acquire Orbital ATK for $134.50 per share in cash (the “Merger”).
The stockholders of the Company will vote on the approval of the Merger Agreement at a special meeting currently scheduled to be held on November 29, 2017. Closing is expected to occur during the first half of 2018, subject to customary closing conditions, including stockholder approval and obtaining required regulatory approvals. At the effective time of the Merger, each outstanding share of the Company’s common stock, other than shares owned by the Company, Northrop Grumman or Sub (which will be canceled) and appraisal shares, will be converted into the right to receive $134.50 in cash, without interest and less any applicable withholding taxes.
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

ORBITAL ATK, INC.

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
The favorable and unfavorable changes in contract estimates recognized using the cumulative catch-up method of accounting are as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Gross favorable adjustments	$79	$106	$212	$251
Gross unfavorable adjustments	(34)	(100)	(131)	(159)
Net adjustments	$45	$6	$81	$92

For the quarter ended October 1, 2017, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, within our Flight Systems Group, and the Satellite Systems division, within our Space Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments in the Launch Vehicles division, within our Flight Systems Group; the Satellite Systems division, within our Space Systems Group; and in the Missile Products division, within our Defense Systems Group, due to higher costs than had previously been estimated.

For the nine months ended October 1, 2017, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, the Propulsion Systems division and the Launch Vehicles division, within our Flight Systems Group; the Satellite Systems division, within our Space Systems Group; and the Missile Products division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments primarily due to the Aerospace Structures division, within our Flight Systems Group; the Satellite Systems division, within our Space Systems Group; and in the Armament Systems division, within our Defense Systems Group, primarily due to higher costs than had previously been estimated.

For the quarter ended October 2, 2016, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, within our Flight Systems Group, and the Missile Products division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative

ORBITAL ATK, INC.

catch-up adjustments primarily due to (i) in the Aerospace Structures division, within our Flight Systems Group, higher costs than had previously been estimated, (ii) in the Satellite Systems division, within our Space Systems Group, higher costs than had previously been estimated, as well as a reduction in estimated revenue on certain programs, and (iii) in the Defense Electronics division, within our Defense Systems Group, a reduction in estimated revenue on certain programs.

For the nine months ended October 2, 2016, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, the Propulsion Systems division and the Launch Vehicles division, within our Flight Systems Group; the Satellite Systems division and the Advanced Programs division, within our Space Systems Group; and the Missile Products division and the Armament Systems division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments primarily due to (i) in the Aerospace Structures division and the Propulsion Systems division, within our Flight Systems Group, higher costs than had previously been estimated, (ii) in the Satellite Systems division, within our Space Systems Group, higher costs than had previously been estimated, as well as a reduction in estimated revenue on certain programs, and (iii) in the Defense Electronics division, within our Defense Systems Group, a reduction in estimated revenue on certain programs.

The increase in the change in estimate for the quarter ended October 1, 2017 was primarily attributable to $21 million of favorable contract cumulative profit adjustments recorded in the second quarter of 2016 that normally would have been recorded in the third quarter of 2016 had we timely filed our Form 10-Q for the third quarter 2016. Additionally, overall performance on existing contracts remained strong. The decrease in the change in estimate for the nine months ended October 1, 2017 was primarily attributable to $9 million of favorable contract cumulative profit adjustments recorded in the second and third quarters of 2016 that normally would have been recorded in the fourth quarter of 2016 had we timely filed our Form 10-Q for the second and third quarters of 2016.
Results of Operations
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that management uses in managing the business are sales, income before interest, income taxes and noncontrolling interest, and cash flows.
Sales and Cost of Sales include intergroup sales and profit. Corporate and Eliminations include intergroup sales and profit eliminations and corporate expenses.
The following tables compare our unaudited condensed consolidated results of operations for the quarter and nine months ended October 1, 2017 to the quarter and nine months ended October 2, 2016 (in millions):
Sales

	Quarters Ended				Nine Months Ended
	October 1, 2017	October 2, 2016	Change	Percent Change	October 1, 2017	October 2, 2016	Change	Percent Change
Flight Systems Group	$426	$363	$63	17.4%	$1,222	$1,091	$131	12.0%
Defense Systems Group	515	456	59	12.9%	1,390	1,341	49	3.7%
Space Systems Group	314	248	66	26.6%	917	813	104	12.8%
Corporate and Eliminations	(39)	(24)	(15)	(62.5)%	(113)	(62)	(51)	(82.3)%
Total sales	$1,216	$1,043	$173	16.6%	$3,416	$3,183	$233	7.3%
Fluctuations in sales were driven by program-related changes within the operating segments as described below.
Quarter:
Flight Systems Group
The increase was driven by higher sales of $41 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components and increased sales of $25 million in Launch Vehicles due to a new medium range ballistic missile program and increased activity on small satellite launch programs.

ORBITAL ATK, INC.

Defense Systems Group
The increase was due to higher sales of $33 million in Armament Systems driven by international business, $19 million in Missile Products due to higher production levels of advanced propulsion, fuze and warhead and ammunition and $14 million in Defense Electronics driven by light attack aircraft production. These increases were partially offset by a decrease of $5 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in the Lake City Army Ammunition Plant.
Space Systems Group
The increase was due to higher sales of $41 million in Satellite Systems driven by strength in Government Satellites partially offset by weakness in Commercial Satellites. In addition, Advanced Programs was higher by $10 million due to increased Mission Extension Vehicle ("MEV") activity, partially offset by decreased Commercial Resupply Services ("CRS") activity. The increase was also due to higher sales of $13 million in Space Components as a result of increased activity on existing programs and $6 million in Technical Services driven by activities on our NASA and Navy contracts.

Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Nine Months:
Flight Systems Group
The increase in sales was driven by higher sales of $98 million in Aerospace Structures due to increased production on composite aircraft. The increase was also driven by higher sales in Launch Vehicles of $40 million due to a new medium range ballistic missile program and increased activity on small satellite launch programs, offset by reduced production on existing missile defense programs. These increases were partially offset by a decrease of $5 million in Propulsion Systems due to the near completion of a commercial rocket motor program.
Defense Systems Group
The increase in sales was due to an increase of $44 million in Armament Systems driven by international sales, $33 million in Missile Products due to higher production level on tactical propulsion and $32 million in Defense Electronics due to higher light attack aircraft production. These increases were partially offset by a decrease of $65 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in the Lake City Army Ammunition Plant.
Space Systems Group
The increase was due to higher sales of $92 million in Satellite Systems driven by strength in Government Satellites partially offset by weakness in Commercial Satellites. In addition, Advanced Programs decreased by $9 million due to lower CRS activity, partially offset by increased MEV activity. The increase was also driven by higher sales of $15 million in Space Components as a result of increased activity on existing programs and $9 million in Technical Services driven by activities on our Navy contracts.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.

ORBITAL ATK, INC.

Cost of Sales

	Quarters Ended				Nine Months Ended
	October 1, 2017	October 2, 2016	Change	Percent Change	October 1, 2017	October 2, 2016	Change	Percent Change
Flight Systems Group	$326	$278	$48	17.3%	$931	$813	$118	14.5%
Defense Systems Group	414	379	35	9.2%	1,112	1,087	25	2.3%
Space Systems Group	250	208	42	20.2%	752	647	105	16.2%
Corporate and Eliminations	(49)	(32)	(17)	(53.1)%	(150)	(81)	(69)	(85.2)%
Total cost of sales	$941	$833	$108	13.0%	$2,645	$2,466	$179	7.3%
The fluctuation in cost of sales was due to program-related changes within the operating segments as described below.
Quarter:
Flight Systems Group
The increase was primarily due to higher cost of sales of $27 million in Aerospace Structures due to increased production on composite aircraft and launch vehicles components. The increase was also due to higher cost of sales of $24 million in Launch Vehicles due to a new medium range ballistic missile program and increased activity on small satellite launch programs.
Defense Systems Group
The increase was due to higher cost of sales of $18 million in Armament Systems due to increased international sales, $13 million in Missile Products due to higher production of advanced propulsion, fuze and warhead and ammunition and $13 million in Defense Electronics driven by production level in light attack aircraft. These increases were partially offset by a decrease of $9 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in the Lake City Army Ammunition Plant.
Space Systems Group
The increase was due to higher cost of sales of $28 million in Satellite Systems driven by increased activity in Government Satellites partially offset by weakness in Commercial Satellites. Advanced Programs was higher by $4 million due to increased MEV activity, partially offset by decreased CRS activity. In addition, Space Components increased $9 million and Technical Services increased by $4 million due to new and existing programs.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Nine Months:
Flight Systems Group
The increase was due to higher cost of sales of $76 million in Aerospace Structures due to increased production on composite aircraft. The increase was also driven by higher cost of sales in Launch Vehicles of $49 million due to a new medium range ballistic missile program and activity related to additional missions on Antares, offset by reduced production on existing missile defense programs.
Defense Systems Group
The increase was due to higher cost of sales of $29 million in Defense Electronics due to higher light attack aircraft production, $27 million in Missile Products due to increased tactical propulsion production and $23 million in Armament Systems due to international sales. These increases were partially offset by a decrease of $54 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in the Lake City Army Ammunition Plant.

ORBITAL ATK, INC.

Space Systems Group
The increase was due to higher cost of sales of $82 million in Satellite Systems driven by increased activity in Government Satellites partially offset by weakness in Commercial Satellites. Advanced Programs was higher by $8 million due to increased MEV activity. In addition, Space Components increased $10 million and Technical Services increased by $8 million due to new and existing programs.
Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Operating Expenses

	Quarters Ended					Nine Months Ended
	October 1, 2017	Percent of Sales	October 2, 2016	Percent of Sales	Change	October 1, 2017	Percent of Sales	October 2, 2016	Percent of Sales	Change
Research and development	$24	2.0%	$25	2.4%	$(1)	$78	2.3%	$81	2.5%	$(3)
Selling	31	2.5%	28	2.7%	3	90	2.6%	82	2.6%	8
General and administrative	78	6.4%	66	6.3%	12	214	6.3%	195	6.1%	19
Total operating expenses	$133	10.9%	$119	11.4%	$14	$382	11.2%	$358	11.2%	$24
Quarter:
Operating expenses increased $14 million in the quarter ended October 1, 2017 compared to the quarter ended October 2, 2016 primarily due to transaction expenses related to the proposed acquisition by Northrop Grumman, which we refer to as acquisition transaction expenses as well as legal fees related to the restatement of our historical financial statements.
Nine Months:
Operating expenses increased $24 million in the nine months ended October 1, 2017 compared to the nine months ended October 2, 2016 primarily due to acquisition transaction expenses and legal and audit fees related to the restatement of our historical financial statements. Additionally, selling expenses increased due to higher bid and proposal expenses in Flight Systems Group and Defense Systems Group.
Income Taxes

	Quarters Ended					Nine Months Ended
	October 1, 2017	Effective Rate	October 2, 2016	Effective Rate	Change	October 1, 2017	Effective Rate	October 2, 2016	Effective Rate	Change
Income taxes	$31	24.4%	$14	18.0%	$17	$90	26.5%	$80	25.9%	$10
Quarter:
The effective income tax rates for the quarters ended October 1, 2017 and October 2, 2016 were 24.4% and 18.0%, respectively. The increase in the rate from the quarter ended October 2, 2016 is primarily due to the impact of the favorable true up of prior-year taxes and the settlement of the examination by the Internal Revenue Service ("IRS") of the fiscal 2013 and 2014 tax returns in the quarter ended October 2, 2016 and the decrease in benefit from domestic manufacturing deduction ("DMD") in the quarter ended October 1, 2017, partially offset by the favorable changes in uncertain tax benefits, research and development ("R&D") tax credits, and state taxes in the quarter ended October 1, 2017.

ORBITAL ATK, INC.

Nine Months:
The effective income tax rates for the nine months ended October 1, 2017 and October 2, 2016 were 26.5% and 25.9%, respectively. The increase in the rate from the nine months ended October 2, 2016 is primarily due to the impact of the favorable true up of prior-year taxes and the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns in the nine months ended October 2, 2016, partially offset by favorable changes in uncertain tax benefits and R&D tax credits in the nine months ended October 1, 2017.
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
Cash Flow Summary
Our cash flows for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows (in millions):

	Nine Months Ended
	October 1, 2017	October 2, 2016
Cash provided by operating activities	$157	$107
Cash used in investing activities	(138)	(106)
Cash used in financing activities	(100)	(42)
Net cash flows	$(81)	$(41)
Operating Activities
Cash provided by operating activities during the nine months ended October 1, 2017 was $157 million, compared to cash provided by operating activities of $107 million during the nine months ended October 2, 2016. The increase in operating cash flows resulted primarily from the net effect of changes in working capital and other assets and liabilities and by a $20 million increase in net income. During the nine months ended October 1, 2017, changes in working capital and other assets and liabilities used $244 million of cash, comprised primarily of a $168 million increase in net receivables, a $58 million decrease in accounts payable, a $36 million decrease in contract loss reserve, a $25 million increase in net inventories and a $60 million change in other assets and liabilities, offset by a $41 million increase in contract advances and allowances, a $40 million increase in pension and postemployment benefits and a $22 million increase in accrued compensation.
During the nine months ended October 2, 2016, changes in working capital and other assets and liabilities used $263 million of cash, comprised primarily of a $203 million increase in net receivables, a $22 million increase in net inventories, a $24 million decrease in contract loss reserve, a $7 million decrease in accrued compensation, an $8 million decrease in pension and postemployment benefits, an $18 million decrease in contract advances and allowances and a $70 million change in other assets and liabilities, offset by a $50 million decrease in income taxes receivable and a $39 million increase in accounts payable.
Investing Activities
Cash used in investing activities consisted of capital expenditures and was $138 million and $106 million during the nine months ended October 1, 2017 and October 2, 2016, respectively. The increase was primarily due to capitalized costs for our self-constructed Mission Extension Vehicle asset of $66 million during the nine months ended October 1, 2017. The vehicle will provide in-orbit satellite life extension services when completed.
Financing Activities
Cash used in financing activities during the nine months ended October 1, 2017 was $100 million, compared to cash used in financing activities of $42 million for the nine months ended October 2, 2016. The increase in cash used in financing activities is due primarily to lower net borrowings of $135 million on our Senior Credit Facility, offset partially by a decrease in share repurchases and an increase in proceeds from employee stock compensation plans.

ORBITAL ATK, INC.

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
During the nine months ended October 1, 2017, we paid dividends totaling $55 million. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. Under the terms of the Merger Agreement with Northrop Grumman, we are permitted to, and intend to, continue paying a $0.32 per share quarterly cash dividend until the closing of the transaction. However, we are not permitted to increase the per share dividend under the terms of the Merger Agreement.
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
Long-term Debt and Credit Facilities
As of October 1, 2017, we had outstanding total indebtedness of $1,420 million and the potential of additional borrowings of up to $819 million on our $1 billion Revolving Credit Facility, reduced for outstanding letters of credit of $181 million.
Our outstanding indebtedness consisted of the following (in millions):

	October 1, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$720	$750
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,420	1,450
Unamortized debt issuance costs:
Senior Credit Facility	4	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	5	5
Unamortized debt issuance costs	10	12
Long-term debt less unamortized debt issuance costs	1,410	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,370	$1,398

ORBITAL ATK, INC.

Covenants
As of October 1, 2017, our specified financial ratios that our Credit Agreement requires us to meet are as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at October 1, 2017	1.98	11.16
____________________________________________________________
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100 million of cash, divided by Covenant Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which includes adjustments for items such as nonrecurring or extraordinary noncash items, noncash charges related to stock-based compensation and intangible asset impairment charges, as well as the inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. Interest Coverage Ratio is Covenant EBITDA divided by cash payments for interest expense. The Company is in compliance with its credit agreement covenants as of October 1, 2017.
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
Share Repurchases
Shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We repurchased 64,489 shares for $7 million and 230,918 shares for $23 million during the quarter and nine months ended October 1, 2017. We repurchased 576,407 shares for $44 million and 1,104,511 shares for $88 million during the quarter and nine months ended October 2, 2016. In connection with the Merger, the Company halted its share repurchase program.
Contractual Obligations and Commercial Commitments
There have been no material changes at October 1, 2017 with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Form 10-K.
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

ORBITAL ATK, INC.

The liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the amount that we expect to recover, as discussed below.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the nine months ended October 1, 2017. For additional information, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of Part II of our Form 10-K for the year ended December 31, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of October 1, 2017, management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). As described in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we previously reported the following material weakness in internal control over financial reporting that existed as of December 31, 2016 related to:

(i)	Designing and maintaining controls related to the preparation, review and approval of costs incurred and contract estimates used to determine revenue at the Small Caliber Systems Division.
This material weakness in our internal control over financial reporting was not remediated as of October 1, 2017. As a result, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 1, 2017.
Remediation of Material Weaknesses
During the quarter ended October 1, 2017, the Company completed the remediation actions for one previously identified material weakness related to maintaining an effective control environment at our Defense Systems Group and its Small Caliber Systems Division.
For the material weakness listed above that was not remediated as of October 1, 2017, management believes it has made meaningful progress toward improving and strengthening the affected internal controls. Management has substantially completed the following remediation actions and is currently testing the operating effectiveness of the relevant controls:

ORBITAL ATK, INC.

(i) We completed a detailed review of the long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the Lake City Army Ammunition Plant and the underlying estimates for its percentage of completion revenue recognition accounting model and developed extensive analysis and procedures to develop our management estimates in the estimate at completion (“EAC”). Furthermore, this detailed review led to the implementation of a more robust and standard EAC model where we have enhanced management controls and oversight.
We continue to monitor and enhance our control environment and will make further changes as appropriate. We believe the remediation steps outlined above have improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to this material weakness, we have not fully tested all our remediation actions to verify the effectiveness of their design or operation.
Changes in Internal Control over Financial Reporting
During the quarter ended October 1, 2017, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) other than changes related to the remediation of the material weakness described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Securities Class Action. At least six purported class actions challenging the Merger have been filed in the United States District Court for the Eastern District of Virginia, captioned Lickteig v. Orbital ATK, Inc., et al., filed October 11, 2017 (the “Lickteig Action”), Ayzin v. Orbital ATK, Inc. et al., filed October 13, 2017 (the “Ayzin Action”), Sedon v. Orbital ATK, Inc., et al., filed October 16, 2017 (the “Sedon Action”), Berg v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Berg Action"), Simnowitz v. Orbital ATK, Inc. et al., filed October 18, 2017 (the "Simnowitz Action"), and Cramer v. Orbital ATK, Inc. et al, filed October 25, 2017 (the "Cramer Action" and collectively, with the Lickteig Action, Ayzin Action, Sedon Action, Berg Action, and Simnowitz, the “Actions”). The Lickteig Action and the Berg Action name as defendants the Company, the Company’s directors, Northrop Grumman and Sub. The Ayzin Action, the Sedon Action, the Simnowitz Action and the Cramer Action name as defendants the Company and the Company’s directors. The Actions allege certain violations of the Securities and Exchange Act of 1934, as amended, and seek, among other things, damages, attorneys’ fees and injunctive relief to prevent the Merger from closing. The Company believes that the Actions lack merit and intend to defend against them vigorously. If the Actions are not resolved on a timely basis, the Actions could delay consummation of the Merger and result in additional costs to the Company, including costs associated with the indemnification of directors. Additional plaintiffs may file lawsuits against the Company and/or its directors and officers in connection with the Merger.
On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for violations of additional sections of the Exchange Act and alleged false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the merger between the Company and Orbital Sciences Corporation. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court.
SEC Investigation. The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company’s unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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

ORBITAL ATK, INC.

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
We have been identified as a PRP, along with other parties, in several regulatory agency actions associated with hazardous waste sites. As a PRP, we may be required to pay a share of the costs of the investigation and clean-up of these sites. While uncertainties exist with respect to the amounts and timing of the ultimate environmental liabilities, based on currently available information, we have concluded that these matters, individually or in the aggregate, will not have a material adverse effect on our operating results, financial condition or cash flows.
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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, "Risk Factors," of Part I of our Report on Form 10-K for the year ended December 31, 2016 ("Form 10-K"), describes material risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.
On September 17, 2017, we entered into an Agreement and Plan of Merger with Northrop Grumman and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman, to acquire Orbital ATK (the "Merger"). See Part 1, Item 2 of this report. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on September 18, 2017. In addition to the risks we identified in our Form 10-K, we have identified the following risks related to the Merger:
Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our existing business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $275 million, as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock

ORBITAL ATK, INC.

represented a 22.2% premium to the closing price of our common stock on September 15, 2017. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

The Merger is conditioned on, among other things, the approval of our stockholders. The special meeting of our stockholders to consider and vote upon the Merger and related matters is currently scheduled to be held on November 29, 2017.

A significant delay in consummating or a failure to consummate the Merger could have a material adverse effect on the price of our common stock and our operating results.

Because the Merger is subject to certain closing conditions, it is possible that the Merger may not be completed or may not be completed as quickly as expected. If the Merger is not completed, it could have a material adverse effect on the price of our common stock. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Expenses related to the proposed Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Northrop Grumman a termination fee of $275 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Northrop Grumman.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of Northrop Grumman, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Northrop Grumman has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Northrop Grumman. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or Northrop Grumman terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to Northrop

ORBITAL ATK, INC.

Grumman a termination fee of $275 million. Further, our Board of Directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to Northrop Grumman its recommendation that our stockholders approve the Merger.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Amount Available for Future Share Repurchases Under the Plans or Programs (in millions)
July 3 - July 30	67,187	$102.13	49,957
July 31 - August 27	14,602	$103.82	14,532
August 28 - October 1	109	$132.80	—
Quarter ended October 1, 2017	81,898	$102.48	64,489	$227
____________________________________________________________

(1)
The 81,898 shares purchased include shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016, which was subsequently increased during 2016 to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We purchased 64,489 shares for $7 million during the quarter ended October 1, 2017. In connection with the Merger, the Company halted its share repurchase program.

The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities," is incorporated herein by reference.

ORBITAL ATK, INC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.       OTHER INFORMATION
None.

ORBITAL ATK, INC.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

2.1	Agreement and Plan of Merger, dated as of September 17, 2017 among Northrop Grumman Corporation, Neptune Merger, Inc. and the Registrant (Exhibit 2.1 to Form 8-K dated September 17, 2017).

3(ii).1	Amended and Restated Bylaws of the Registrant, Effective August 9, 2017 (Exhibit 3.1 to Form 8-K dated August 9, 2017).

10.1	Description of Non-Employee Directors' Cash and Equity Compensation, Effective as of August 10, 2017.

10.2	Non-Employee Director Stock Program (as amended and restated August 10, 2017) under the Orbital ATK, Inc. 2015 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ORBITAL ATK, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2017.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
Name:	David W. Thompson
Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

By:	/s/ Garrett E. Pierce
Name:	Garrett E. Pierce
Title:	Chief Financial Officer
(principal financial officer)