Form 10-K
period 2017-12-31
ORBITAL ATK, INC.
filed 2018-02-22
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
At June 30, 2017, the aggregate market value of the registrant's voting common stock held by non-affiliates was approximately $5.611 billion (based upon the closing price of the common stock on the New York Stock Exchange on June 30, 2017).
At February 15, 2018, there were 57,798,076 shares of the registrant's voting common stock outstanding.

PART I
EXPLANATORY NOTE REGARDING THIS ANNUAL REPORT
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. We refer in this report to the nine-month period beginning on April 1, 2015 and ending on December 31, 2015 as the "2015 transition period." All fiscal years after December 31, 2015 are for the calendar year ended December 31. We sometimes refer in this report to the period beginning January 1, 2017 and ending on December 31, 2017 as "calendar 2017" or "2017" and the period beginning on January 1, 2016 and ending on December 31, 2016 as "calendar 2016" or "2016." We refer in this report to the period beginning on April 1, 2014 and ending on March 31, 2015 as “fiscal 2015” and the period beginning on April 1, 2013 and ending on March 31, 2014 as “fiscal 2014.”
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
On September 17, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop Grumman") and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman ("Sub"), pursuant to which Northrop Grumman will acquire the Company for a purchase price of $134.50 per share in cash (the "Merger").
Closing of the Merger is expected to occur during the first half of 2018, subject to customary closing conditions and obtaining required regulatory approvals. At the effective time of the Merger, each outstanding share of the Company’s common stock, other than shares owned by the Company, Northrop Grumman or Sub (which will be canceled) and appraisal shares, will be converted into the right to receive $134.50 in cash, without interest and less any applicable withholding taxes.
On February 9, 2015, we completed the spin-off and distribution (the "Distribution") of our former Sporting Group to our stockholders as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution of our former Sporting Group, we combined with Orbital Sciences Corporation ("Orbital") through the merger of a company subsidiary with Orbital (the "Orbital-ATK Merger").
We conduct business in three segments: Flight Systems Group, Defense Systems Group and Space Systems Group, which are described in greater detail below. These Groups are further comprised of smaller operating units that we refer to as "divisions."
Flight Systems Group is well-positioned in its markets, as follows:

•	leading provider of small- and medium-class space launch vehicles for civil, military and commercial missions,

•	major supplier of interceptor boosters and target vehicles for missile defense applications,

•	premier producer of solid rocket propulsion systems and specialty energetic products, and

•	manufacturer of composite structures for commercial and military aircraft and launch vehicles.
Defense Systems Group is also well-positioned in its markets, as follows:

•	leader in propulsion and controls for air-, sea- and land-based tactical missiles and missile defense interceptors, as well as fuzing and warheads for tactical missiles and munitions,

•	supplier of advanced defense electronics for next-generation strike weapon systems, missile-warning and aircraft survivability systems and special-mission aircraft,

•	leading producer of medium- and large-caliber ammunition, medium-caliber gun systems and precision munitions guidance kits, and

•	leading U.S. producer of small-caliber ammunition.
Space Systems Group is also well-positioned in its markets, as follows:

•	leading provider of small- and medium-class commercial satellites used for global communications and high-resolution earth imaging,

•	leading provider of small- and medium-class spacecraft that perform scientific research and national security missions for government customers,

•	provider of commercial cargo delivery to the International Space Station ("ISS") and developer of advanced space systems, and

•	premier provider of spacecraft components and subsystems and specialized technical services.
Sales; income from continuing operations, before interest, income taxes and noncontrolling interest; and other financial data for each segment for the year ended December 31, 2017, the year ended December 31, 2016 and the nine months ended December 31, 2015, respectively, are set forth in Note 18, Operating Segment Information, to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
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
The following is a description of the divisions within Flight Systems Group:
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
The division's Antares rocket is a two-stage vehicle (with optional third stage) that provides low-earth orbit launch capability for payloads weighing up to 7,000 kg. The Antares rocket has been used in the execution of our Commercial Resupply Services ("CRS") contract with the National Aeronautics and Space Administration ("NASA") to deliver cargo to the ISS. The Antares design has been upgraded with RD-181 first stage engines to provide greater payload performance and increased reliability, and the reconfigured Antares rocket successfully flew in 2016 and 2017, with two launches scheduled in 2018, both in connection with the CRS-1 contract. Additional missions through 2024 under the CRS-1 contract and the follow-on CRS-2 contract are planned.
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

Propulsion Systems Division
The Propulsion Systems division is the development and production center for solid rocket motors for NASA's current and planned human spaceflight programs, including the Space Launch System ("SLS") heavy lift vehicle and the launch abort system motor for the Orion® crew capsule that is designed to safely pull the crew capsule away from the launch vehicle in the event of an emergency during launch.
The division also produces medium-class solid rocket motors for the U.S. Navy's Trident II Fleet Ballistic Missile program and conducts solid rocket propulsion sustainment activities for the U.S. Air Force's Minuteman III Intercontinental Ballistic Missile. These two programs provide the backbone of the United States' strategic deterrence program. Additional solid rocket motors being produced by the division include Graphite Epoxy Motors for the Delta IV, Atlas and Vulcan, Orion motors for our Pegasus and Minotaur launch vehicles and U.S. Missile Defense Agency targets, and CASTOR® motors for our Antares rocket and Taurus rocket. The division supplies Orion motors for all three stages of the GMD system, as well as other Orbital ATK launch vehicles and is in the process of developing the Next Generation Launcher for the U.S. Government. In addition, the division produces advanced flares and decoys that provide illumination for search and rescue missions and countermeasures against missile attacks.
Aerospace Structures Division
The Aerospace Structures division is a provider of advanced composite aircraft structures for military and commercial aircraft manufacturers, using highly automated composite fabrication techniques, including automated fiber placement and stiffener forming processes. The division provides a wide variety of composite parts for the F-35 Lightning II Joint Strike Fighter, a fifth-generation fighter aircraft for the U.S. military and its allies. It also provides composite radomes and apertures for a number of military aircraft and provides wing stiffeners for the A400M military transport aircraft. The division provides very large fiber-placed and hand lay-up structures for the Antares, Atlas and Delta launch vehicles, and filament-wound composite cases for solid rocket motors and composite overwrapped pressure vessels.
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
Defense Systems Group
Defense Systems Group develops and produces small-, medium- and large-caliber ammunition, precision weapons and munitions, high-performance gun systems, and propellant and energetic materials. It operates the Lake City Army Ammunition Plant in Independence, Missouri and a Naval Sea Systems Command facility in Rocket Center, West Virginia. Defense Systems Group is also a leader in tactical solid rocket motor development and production for a variety of air-, sea- and land-based missile systems. The Group serves a variety of domestic and international customers in the defense and security markets in a prime contractor, partner or supplier role. Defense Systems Group also provides propulsion control systems that support U.S. Missile Defense Agency and NASA programs, airborne missile warning systems, advanced fuzes and defense electronics.  The Group produces the U.S. Navy's Advanced Anti-Radiation Guided Missile ("AARGM") and has developed advanced air-breathing propulsion systems and special-mission aircraft for defense applications.
The following is a description of the divisions within Defense Systems Group:
Missile Products Division
The Missile Products division provides customers with high-performance tactical solid rocket motor propulsion for a variety of surface- and air-launched missile systems including Hellfire, Maverick, Advanced Medium-Range Air-to-Air Missile and Sidewinder. The division also produces warheads, fuzing and sensors for various artillery, mortar, grenade and air-dropped weapons, including the Hard Target Void Sensing Fuze. The division produces metal components for various medium-caliber ammunition and 120mm tank ammunition, and also produces specialty composite and ceramic structures used on military platforms. The division provides customers with the third-stage propulsion on the Standard Missile defense interceptor.  Additional capabilities include the STAR™ family of satellite orbit insertion motors, high performance rocket boosters and advanced air-breathing propulsion for platforms designed for Mach 3+ flight. It also continues to operate our New River Energetics facility located on the Radford Army Ammunition Plant in Radford, Virginia, which provides load, assembly and pack of medium caliber munitions; and propellants and powders for the canister and commercial markets, individual re-loaders and ammunition manufacturers.
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
Defense Electronics Division
The Defense Electronics division provides customers with advanced capabilities for offensive and defensive electronic warfare and specializes in weaponized airborne intelligence, surveillance and reconnaissance platforms and advanced anti-radiation homing missile systems, special-mission aircraft, missile warning systems and mission support equipment. Key programs include the AARGM missile used by the U.S. Navy and North Atlantic Treaty Organization militaries, and the AAR-47 missile warning system used by U.S. and allied fixed- and rotor-wing aircraft to defeat incoming missile threats. The division also provides special-mission aircraft that integrate sensors, fire control software, gun systems and air-to-ground weapons capability for use in counterinsurgency, border/coastal surveillance and security missions.
Small Caliber Systems Division
The Small Caliber Systems division via operating the Lake City Army Ammunition Plant is the largest producer of small-caliber ammunition in the U.S., covering 5.56, 7.62 and .50 caliber rounds. The division also provides non-NATO ammunition to the U.S. Army for use by allied forces. The division also provides commercial ammunition to Vista Outdoor. Since 2000, the Company has operated and modernized the Lake City Army Ammunition Plant.
Space Systems Group
Space Systems Group offers a broad portfolio of products for commercial, military, scientific and international customers. The Group develops and produces small- and medium- class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform activities related to national security. In addition, the Space Systems Group develops and produces human-rated space systems for earth orbit and deep-space exploration, including delivering cargo to the ISS. This Group is also a provider of spacecraft components and subsystems as well as specialized engineering and operations services to U.S. Government agencies.
The following is a description of the divisions within Space Systems Group:
Satellite Systems Division
The Satellite Systems division designs and produces small- and medium- class satellites used for various activities including: national security space programs, geosynchronous ("GEO") satellites used for global and regional communications/broadcasting, commercial imaging and remote sensing satellites. The division also conducts space-related scientific research, including astrophysics, earth science/remote sensing and heliophysics, interplanetary and other deep-space exploration missions, including the demonstration of new space technologies. In addition, the division designs and manufacturers satellite buses tailored to accommodate a variety of payloads and hosted payloads for various orbits or interplanetary missions.

Advanced Programs Division
The Advanced Programs division consists of two main business areas: human space systems and space robotics and logistics. In the human space systems business area, the division provides human-rated space systems for low-earth orbit and deep-space exploration, including cargo missions to the ISS under the CRS-1 and CRS-2 programs using the Cygnus spacecraft. The division is also working in partnership with NASA on various programs, including the Deep Space Gateway, Power Propulsion Element, as well as NextSTEP-2 which focuses on the development of deep space habitat prototypes. In the space robotics and logistics business area, the division is working to develop and build Mission Extension Vehicles to provide in-orbit GEO satellite life extension. Additional areas of focus include space robotics capabilities development to support areas such as in-orbit satellite assembly and repair.
Space Components Division
The Space Components division is a major supplier of satellite mechanical components and structural assemblies for a wide variety of commercial, civil and defense spacecraft. As a leader in the industry, we believe that products manufactured by the division have flown aboard virtually every U.S. satellite built in the last 20 years. The division has strong market positions in spacecraft composite primary and secondary structures, satellite fuel and oxidizer tanks, precision payload structures, solar power arrays, deployable structures and thermal control systems.
Technical Services Division
The Technical Services division provides a full spectrum of cost-effective engineering, manufacturing and program management services to NASA and other civil government and military space agencies. The division also manages high-profile NASA science programs, including its scientific sounding rocket and high altitude balloon activities.
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

Sales by customer, as a percentage of total sales, were as follows:

	Percentage of Sales
	Year Ended	Year Ended	Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Sales to:
U.S. Army	15%	17%	15%
U.S. Navy	11	12	11
U.S. Air Force	4	4	4
NASA	22	27	23
Other U.S. Government customers	21	16	17
Total U.S. Government customers	73	76	70
Commercial and foreign customers	27	24	30
Total	100%	100%	100%
Sales to the U.S. Government and its prime contractors were as follows (in millions):

	U.S. Government Sales	Percentage of Sales
Year ended December 31, 2017	$3,489	73%
Year ended December 31, 2016	$3,368	76%
Nine months ended December 31, 2015	$2,359	70%
The Company's CRS contracts with NASA, which are reported within its Flight Systems Group and Space Systems Group, comprised 9%, 13% and 10% of total sales in the years ended December 31, 2017 and 2016 and in the 2015 transition period, respectively. No other single contract accounted for more than 10% of the Company's sales in the years ended December 31, 2017 and 2016 or in the 2015 transition period.
Other than the U.S. Government customers listed above, no single customer accounted for more than 10% of our sales in the year ended December 31, 2017, the year ended December 31, 2016 or in the 2015 transition period.
International sales were as follows (in millions):

	International Sales	Percentage of Sales
Year ended December 31, 2017	$878	18%
Year ended December 31, 2016	$778	17%
Nine months ended December 31, 2015	$766	23%
Sales to foreign governments and other international customers may require approval by the U.S. Department of Defense ("DoD") and the U.S. Department of State or the U.S. Department of Commerce. Our products are sold to U.S. allies directly, as well as through the U.S. Government. During the year ended December 31, 2017, approximately 20% of these sales were in Flight Systems Group, 66% were in Defense Systems Group, and 14% were in Space Systems Group. No sales to an individual country outside the United States accounted for more than 5% of our sales in the year ended December 31, 2017.
Backlog
Firm backlog is the estimated value of contracts for which orders have been recorded, but for which revenue has not yet been recognized. The total amount of firm backlog was approximately $10.2 billion at December 31, 2017 and $9.3 billion at December 31, 2016. Approximately $3.4 billion of firm backlog was not yet funded at December 31, 2017. We expect that approximately 43% of the December 31, 2017 firm backlog will be recognized as revenue in calendar year 2018.

Total backlog, which includes firm backlog plus the value of unexercised options, was approximately $16.0 billion at December 31, 2017 and $14.4 billion at December 31, 2016.
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
Additional information on the risks related to competition can be found in Item 1A, "Risk Factors" of this report.
We generally face competition from a number of competitors in each business area, although no single competitor competes along all of our segments. Our principal competitors in each of our segments are as follows:
Flight Systems Group:    Aerojet-Rocketdyne Holdings, Inc.; Arianespace SA; Coleman Aerospace, a division of Aerojet-Rocketdyne Holdings, Inc.; GKN Aerospace Company; Lockheed Martin Corporation; Space Exploration Technologies Corporation; Spirit Aerosystems Company; United Launch Alliance (a joint venture between Lockheed Martin Corporation and The Boeing Company); and Vought Aircraft, a division of Triumph Aerostructures.
Defense Systems Group:   Aerojet-Rocketdyne Holdings, Inc.; BAE Systems; Chemring Group; General Dynamics Corporation; Lockheed Martin Corporation; Nammo AS; Nexter SA; Winchester Ammunition Division of Olin Corporation; Raytheon Company; Rheinmetall AG; and various other international competitors.
Space Systems Group: Airbus Defense and Space; Ball Aerospace and Technologies Corp.; Lockheed Martin Corporation; Maxar Technologies; Millenium Space Systems; Sierra Nevada Corporation; Space Exploration Technologies Corporation; Thales Alenia Space; and The Boeing Company.
Research and Development
We conduct extensive research and development ("R&D") activities. Company-funded R&D is primarily for the improvement of current products and for development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. R&D expenditures were as follows (in millions):

	Company-funded	Customer-funded
Year ended December 31, 2017	$115	$536
Year ended December 31, 2016	$116	$429
Nine months ended December 31, 2015	$83	$376
Raw Materials and Components
We use a broad range of raw materials in manufacturing our products, including aluminum, steel, copper, lead, ammonium perchlorate, graphite fiber, epoxy resins, zinc and adhesives. We monitor the sources from which we purchase raw materials in an attempt to ensure there are adequate supplies to support our operations. We monitor the price of materials, particularly commodity metals like copper, which have fluctuated dramatically over the past several years.
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

We procure materials and components from a variety of sources. In the case of our U.S. Government contracts, we are often required to purchase from sources approved by the DoD. When our suppliers choose to eliminate certain materials or components we require from their product offering, we attempt to qualify other suppliers or replacement materials to ensure there are no disruptions to our operations.
We rely upon sole-source suppliers for many of our satellite and launch vehicle components, including our liquid-propellant rocket engines and cores. The inability of our current suppliers to provide us with key components could result in significant contract delays, cost increases and loss of revenues due to the time, resources and effort that would be required to develop or adapt other engines or components for use in our products.
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
Regulatory Matters
U.S. Governmental Contracts
We are subject to the procurement policies and procedures set forth in the Federal Acquisition Regulation ("FAR"). The FAR governs all aspects of government contracting, including competition and acquisition planning; contracting methods and contract types; contractor qualifications; and acquisition procedures. Every U.S. Government contract contains a list of FAR provisions that must be complied with in order for the contract to be awarded. The FAR provides for regular audits and reviews of contract procurement, performance and administration. Failure to comply with the provisions of the FAR could result in contract termination.
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
Laws Relating to Import-Export
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
Employees
At December 31, 2017, we had approximately 13,900 employees. We have union-represented employees at five locations, comprising less than 20% of our total workforce. One location has two separate bargaining units, each with its own collective bargaining agreement (“CBA”). The Company’s current CBAs expire in 2018, 2019, 2021, and 2022.
Executive Officers
The following table sets forth certain information with respect to our executive officers at December 31, 2017:

Name	Age	Title
David W. Thompson	63	President and Chief Executive Officer
Blake E. Larson	58	Chief Operating Officer
Garrett E. Pierce	73	Chief Financial Officer
Antonio L. Elias	68	Executive Vice President and Chief Technical Officer
Frank L. Culbertson, Jr.	68	Executive Vice President and President, Space Systems Group
Michael A. Kahn	58	Executive Vice President and President, Defense Systems Group
Scott L. Lehr	57	Executive Vice President and President, Flight Systems Group
Thomas E. McCabe	63	Senior Vice President, General Counsel and Secretary
Christine A. Wolf	57	Senior Vice President, Human Resources
Each of the above individuals serves at the pleasure of the Board of Directors. No family relationship exists among any of the executive officers or among any of them and our directors. There are no outstanding loans from our company to any of these individuals. Information regarding the employment history (in each case with our Company unless otherwise indicated) of each of the executive officers is set forth below.
David W. Thompson has served in his present position since the Orbital-ATK Merger on February 9, 2015. Mr. Thompson has also been a director of our Company since the Orbital-ATK Merger. He co-founded Orbital and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Orbital-ATK Merger. From 1982 until October 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory. Mr. Thompson is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a Fellow of the American Astronautical Society and the Royal Aeronautical Society, and is a member of the U.S. National Academy of Engineering. He also serves as a member of the Board of Trustees of the California Institute of Technology and the Carnegie Institution for Science.
Blake E. Larson has served in his present position since the Orbital-ATK Merger on February 9, 2015. From April 2010 until February 9, 2015, he served as our Senior Vice President and President, Aerospace Group. From 2009 to March 2010, he was Senior Vice President and President, Space Systems. From 2008 to 2009, he was Executive Vice President, Space Systems, and also General Manager, Spacecraft Systems from August 2008 to January 2009. From 2006 to 2008, he was Executive Vice President of Mission Systems Group. Prior to that, Mr. Larson held a variety of key leadership positions in operations of several businesses within our aerospace and defense portfolio.
Garrett E. Pierce has served in his present position since the Orbital-ATK Merger on February 9, 2015. He was Vice Chairman and Chief Financial Officer of Orbital from 2002 until the Orbital-ATK Merger, and was Executive Vice President and Chief Financial Officer of Orbital from 2000 to 2002. From 1996 until 2000, he was Executive Vice President and Chief Financial Officer of Sensormatic Electronics Corp., a supplier of electronic security systems, where he was also named Chief Administrative Officer in July 1998. Prior to joining Sensormatic, Mr. Pierce was the Executive Vice President and Chief Financial Officer of California Microwave, Inc., a supplier of microwave, radio frequency, and satellite systems and products for communications and wireless networks. From 1980 to 1993, Mr. Pierce was employed by Materials Research Corporation, a provider of thin film equipment and high purity materials to the semiconductor, telecommunications and media storage industries, where he progressed from Chief Financial Officer to President and Chief Executive Officer. Materials Research Corporation was acquired by Sony Corporation in 1989. From 1972 to 1980, Mr. Pierce held various management positions with The Signal Companies. Mr. Pierce is a Director of Kulicke and Soffa Industries, Inc.
Antonio L. Elias has served in his present position since the Orbital-ATK Merger on February 9, 2015. He was Executive Vice President and Chief Technical Officer of Orbital from September 2012 until the Orbital-ATK Merger. From October 2001 to September 2012, he served as Orbital's Executive Vice President and General Manager, Advanced Programs Group, and was Orbital's Senior Vice President and General Manager, Advanced Programs Group from 1997 to 2001. From 1996 until 1997, Dr. Elias served as Senior Vice President and Chief Technical Officer of Orbital. From 1993 through 1995, he was Orbital's Senior Vice President for Advanced Projects, and was Orbital's Senior Vice President, Space Systems Division from 1990 to 1993. He was Vice President, Engineering of Orbital from 1989 to 1990 and was Orbital's Chief Engineer from 1986 to 1989. From 1980 to 1986, Dr. Elias was an Assistant Professor of Aeronautics and Astronautics at Massachusetts Institute of Technology. He was elected to the National Academy of Engineering in 2001.
Frank L. Culbertson, Jr. has served in his present position since the Orbital-ATK Merger on February 9, 2015. He was Orbital's Executive Vice President and General Manager, Advanced Programs Group from September 2012 until the Orbital-ATK Merger. From 2008 to 2012, he served as a Senior Vice President in Orbital's Advanced Program Group, where he headed human space systems efforts. Prior to joining Orbital, Mr. Culbertson was a Senior Vice President at Science Applications International Corporation from 2002 to 2008. Before entering the private sector, Mr. Culbertson served as a NASA astronaut for 18 years, flying three Space Shuttle missions, and began his career as a pilot in the U.S. Navy.
Michael A. Kahn has served in his present position since the Orbital-ATK Merger on February 9, 2015. From April 2012 until February 9, 2015, he served as our Senior Vice President and President, Defense Group. From August 2010 through March 2012, he was Senior Vice President and President, Missile Products Group. From 2009 to August 2010, he was Executive Vice President, Aerospace Systems. From 2008 to 2009, he was Vice President and General Manager, Launch Systems, and from 2001 to 2008, he was Vice President, Space Launch Systems. From 1997 to 2001, he was Vice President, Operations, and played a key role in the integration of Thiokol and ATK. From 1989 to 1997, he held a number of senior leadership positions across a variety of programs and operations of our company. Prior to that he was with Rockwell International, Rocketdyne Division, and held a number of positions across engineering, quality and reliability assurance, launch site operations and rocket engine testing.

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
Thomas E. McCabe has served in his present position since the Orbital-ATK Merger on February 9, 2015. He was Senior Vice President, General Counsel and Corporate Secretary of Orbital from January 2014 until the Orbital-ATK Merger. Before joining Orbital, he served from 2010 to 2014 as Senior Vice President, General Counsel and Secretary of Alion Science and Technology Corporation, a provider of advanced engineering and technology solutions. From 2008 to 2010, he served as Executive Vice President and General Counsel, and President of the Federal business of Braintech, Inc., which provided automated vision systems for industrial and military robots. Earlier in his career, he was Vice President and Deputy General Counsel of XM Satellite Radio from 2005 through its merger with Sirius Satellite Radio in 2008. He also served as President, CEO and a director of software provider MicroBanx Systems from 2001 to 2005, and President, CEO and a director of its parent company, COBIS Corporation, from 2004 to 2005. From 1992 to 2000, he was a senior executive at GRC International, Inc., a provider of advanced software and technology solutions, serving as Senior Vice President, General Counsel, Secretary and Director of Corporate Development through its sale to AT&T in 2000. He was an attorney in private practice from 1982 to 1991. He began his career as judicial clerk for Judge Charles R. Richey at the United States District Court for the District of Columbia from 1981 to 1982.
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

ITEM 1A.    RISK FACTORS
We are subject to a number of risks, including those related to the proposed Northrop Grumman acquisition, to those related to being a U.S. Government contractor and those related to domestic and international commercial sales. The material risks we are subject to are discussed below.
Failure to complete the Merger could negatively impact the price of our common stock, as well as our future business and financial results.
On September 17, 2017, we entered into an Agreement and Plan of Merger with Northrop Grumman and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman, pursuant to which Northrop Grumman will acquire us.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived on a timely basis. If the conditions to the Merger are not satisfied or waived on a timely basis, we may be unable to complete the Merger as quickly as expected or at all.

If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $275 million, as provided in the Merger Agreement. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the Merger consideration to be received by holders of our common stock represented a 22.2% premium to the closing price of our common stock on September 15, 2017. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.
Expenses related to the pending Merger are significant and will adversely affect our operating results.
We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Northrop Grumman a termination fee of $275 million. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Northrop Grumman.
We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.
The Merger Agreement requires us to act in the ordinary course of business and restricts us, without the consent of Northrop Grumman, from taking certain specified actions until the pending Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.
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
Our business could be adversely impacted by reductions or changes in U.S. Government military or NASA spending.
We depend on contracts with the U.S. Government and its prime contractors for a substantial portion of our sales. In addition, a significant portion of such sales come from a small number of contracts. Our CRS contracts with NASA, which are reported within Flight Systems Group and Space Systems Group, comprised 9%, 13% and 10% of our sales in calendar year 2017, calendar year 2016 and the 2015 transition period, respectively. Our small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 5%, 6%, and 6% of our sales in calendar 2017, calendar 2016 and the 2015 transition period, respectively. The loss or significant reduction of a material U.S. Government program in which we participate could have a material adverse effect on our operating results, financial condition or cash flows.
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
We encounter competition for many contracts and programs, including in particular, U.S. Government contracts. Some of our competitors have substantially greater financial, technical, marketing, manufacturing, distribution and other resources. Our ability to compete for these contracts depends to a large extent upon:

•	the creativity and effectiveness of our research and development programs,

•	our ability to offer better program performance and/or at a lower cost than our competitors,

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete, and

•	our past performance and demonstrated capabilities.
In some instances, the U.S. Government directs a program to a single supplier. In these cases, there may be other suppliers who have the capability to compete for the programs involved, but they can only enter or reenter the market if the U.S. Government chooses to open the particular program to competition and, as such, these types of programs are subject to risk of the U.S. Government providing new awards to other suppliers. Our sole-source contracts accounted for 47% of our U.S. Government sales in the year ended December 31, 2017.
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

Fixed-Price Contracts.    Fixed-price contracts are firm-fixed-price, fixed-price-incentive or fixed-price-level-of-effort contracts. Under firm-fixed-price contracts, we agree to perform certain work for a fixed price and absorb any cost overruns. Fixed-price-incentive contracts are fixed-price contracts under which the final contract price may be adjusted based on total final costs compared to total target cost, and may be affected by schedule and performance. Fixed-price-level-of-effort contracts allow for a fixed price per labor hour, subject to a contract cap. All fixed-price contracts present the inherent risk of unreimbursed cost overruns. If the initial estimates used to calculate the contract price and the cost to perform the work prove to be incorrect, there could be a material adverse effect on operating results, financial condition or cash flows. The Lake City Army Ammunition Plant ammunition contract is a fixed-price contract and is expected to result in a net loss over the term of the contract. In addition, some contracts have specific provisions relating to cost, schedule and performance. If we fail to meet the terms specified in those contracts, the cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. The U.S. Government also regulates the accounting methods under which costs are allocated to U.S. Government contracts.
The following table identifies the amount contributed to our U.S. Government business by contract type in the year ended December 31, 2017:

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
Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, we have concluded that the Company’s costs will exceed expected revenues under its long-term contract with the U.S. Army to manufacture and supply small-caliber ammunition at the Lake City Army Ammunition Plant, resulting in a material net loss over the contract's term. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. Additional information on our accounting policies for revenue recognition can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" of this report.
Our U.S. Government contracts are subject to termination at any time, with or without cause.
Our direct and indirect contracts with the U.S. Government or its prime contractors may be terminated or suspended at any time, with or without cause, for the convenience of the U.S. Government or in the event of a default by the contractor. If a cost-plus contract is terminated, the contractor is entitled to reimbursement of its approved costs. If the contractor would have incurred a loss had the entire contract been performed, then no profit is allowed by the U.S. Government.
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
Our contracts with NASA to deliver cargo to the ISS are a significant part of our business within Flight Systems Group and Space Systems Group. NASA could cancel these contracts for any reason, including as a result of reductions in appropriations or our failure to achieve milestones due to technical issues or delays similar to those that occurred when we experienced an Antares launch failure in 2014. A cancellation of our NASA contracts could have a material adverse effect on our operating results, financial condition and cash flows.
Our small-caliber ammunition operations for the U.S. military and U.S. allies are conducted at the Lake City Army Ammunition Plant in Independence, Missouri. The Lake City Army Ammunition Plant is the U.S. Army's principal small-caliber ammunition production facility and is the primary supplier of the U.S. military's small-caliber ammunition needs. We took over operation of this facility in 2000 and are responsible for the operation and management. In September 2012, we were awarded new contracts for the continued production of ammunition and continued operation and maintenance of the Lake City Army Ammunition Plant. The production contract has an initial term of seven years. The contract also had the possibility of an award term extension of an additional three years, but the Company provided written notice of rejection of the extension to the U.S. Army in 2017, which we believe will result in materially lower sales for the Company should we not win the re-compete.
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
Airbus and Boeing have the contractual right to cancel their contracts with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Airbus and Boeing would be required to reimburse us in certain situations for expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. Furthermore, if Airbus or Boeing experiences a decrease in requirements for the products which we supply to it, a major disruption in its business, such as a strike, work stoppage or slowdown, fails to perform on its contractual obligations under its agreements with us or we cannot meet the expected production rate increases, our business, results of operations, financial position and cash flows could be materially adversely affected.
We are subject to procurement and other related laws and regulations, and non-compliance may expose us to adverse consequences.
We are subject to extensive and complex U.S. Government procurement laws and regulations, along with ongoing U.S. Government audits and reviews of contract procurement, performance and administration. As a result, U.S. Government agencies, including the Defense Contract Audit Agency, various agency Inspectors General and the U.S. Department of Justice ("DoJ"), routinely audit and investigate government contractors. In particular, these agencies often investigate our launch vehicle failures and other material occurrences relating to our products, including an ongoing DoJ/NASA investigation of the 2009 OCO and 2011 Glory failures involving the Taurus XL launch vehicle. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards, including procurement integrity laws and the False Claims Act.
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
We sell military ammunition to the DoD and commercial ammunition to Vista Outdoor under an ammunition supply agreement. Both the commercial and military markets for ammunition are subject to a number of risks and uncertainties that can cause demand to fluctuate unpredictably. Decreases in the demand for ammunition in either market could result in excess manufacturing capacity and increased overhead rates as a result, which could have a negative impact on our operating results. Further, since our Lake City Ammunition Contract with the U.S. Army is in a loss position, increases in demand by the DoD could adversely affect our financial performance, including profitability and cash flow. In addition, manufacturing costs for ammunition could rise as a result of a number of factors, including increases in commodity prices and other raw materials and increases in labor costs at the Lake City Army Ammunition Plant, which could also have an adverse effect on our operating results and further increase our net loss under that contract.
We manufacture and sell products that create exposure to potential product liability, warranty liability or personal injury claims and litigation.
Our products may expose us to potential product liability, warranty liability or personal injury claims relating to the use of those products. Our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

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
A portion of our business is derived from international markets. In the year ended December 31, 2017, approximately 18% of our sales were to foreign customers, compared to 17% in the year ended December 31, 2016. We also procure certain key components from non-U.S. vendors. Our international business may pose greater risks than our business in the United States due to changes in economic, legal and political environments, as well as foreign government priorities and budgets. International transactions frequently involve increased financial and legal risks arising from differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event a company fails to perform in accordance with the offset requirements. Furthermore, international business may create difficulties and risks with respect to the maintenance of an integrated supply chain network. An unfavorable event or trend in any one or more of these factors could adversely affect our operating results, financial condition or cash flows. Foreign sales subject us to numerous stringent U.S. and foreign laws and regulations, including Congressional review and approval of certain foreign arms sales, regulations relating to import-export control, exchange controls, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the anti-boycott provisions of the U.S. Export Administration Act. Failure to comply with these laws and regulations could result in material adverse consequences to us.
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
We have restated our prior consolidated financial statements twice recently, which may lead to adverse determinations in legal proceedings, additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
As a result of our recent restatements, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatements and the remediation of our ineffective disclosure controls and procedures and material weaknesses in internal control over financial reporting. We are also the subject of a non-public investigation by the SEC, securities class action litigation and shareholder demands and potentially other actions as a result of the restatements. We could be subject to additional shareholder, governmental, or other actions in connection with the restatements and related matters. Any current or future legal proceedings will, regardless of the outcome, continue to consume a significant amount of management's time and attention and may result in additional legal, accounting, insurance and other costs. While we cannot estimate our potential exposure in these proceedings at this time, we expect to expend significant amounts defending the litigation and responding to the SEC investigation.  If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatements and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.
We have a substantial amount of debt, and the cost of servicing that debt could adversely affect our business and hinder our ability to make payments on our debt.
At December 31, 2017, we had total debt of $1,410 million. In addition, we had $240 million of outstanding but undrawn letters of credit and, taking into account these letters of credit, an additional $760 million of availability under our revolving credit facility. Additional information on our debt can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Liquidity and Capital Resources" of this report.
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
Our earnings may be impacted by the amount of expense or income recorded for employee benefit plans, primarily pension plans and other postretirement plans. U.S. GAAP requires us to calculate income or expense for the plans using actuarial valuations. These valuations are based on assumptions made relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in these assumptions. The key year-end assumptions used to estimate pension and postretirement benefit expense or income for the following year are the discount rate, the expected long-term rate of return on plan assets, the rate of increase in future compensation levels, mortality rates and the health care cost trend rate. We are required to remeasure our plan assets and benefit obligations annually, which may result in a significant change to equity through other comprehensive income (loss). Our pension and other postretirement benefit income or expense can also be affected by legislation or other regulatory actions. Additional information on how our financial statements can be affected by pension plan accounting policies can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Critical Accounting Policies" of this report.
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
Prior cyber attacks directed at us have not had a material impact on our financial results, and we believe that our threat detection and mitigation processes and procedures are generally adequate. The threats we face vary from attacks common to most industries to more advanced and persistent threats from highly-organized adversaries who target us because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted.
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
We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. As a U.S. Government contractor, we are frequently limited to procuring materials and components from sources of supply approved by the DoD. In addition, as changes occur in business conditions, the DoD budget and Congressional allocations, suppliers of specialty chemicals and materials sometimes consider dropping low volume items from their product lines, which may require, as it has in the past, qualification of new suppliers for raw materials on key programs. The supply of ammonium perchlorate, a principal raw material used in our operations, is limited to a single source that supplies the entire domestic solid propellant industry. This single source, however, maintains two separate manufacturing lines a reasonable distance apart, which mitigates the likelihood of a fire, explosion or other problem impacting all production.

We also rely on sole-source suppliers for a number of key components, including the rocket motors and engines we use on our launch vehicles. If we are unable to obtain such components in the future, due to a supplier's financial difficulties or a supplier's failure to perform as expected, we could have difficulty procuring such components in a timely or cost effective manner. Although other suppliers of the same materials may exist, the addition of a new supplier may require us to qualify the new source for use. The qualification process may impact our profitability or ability to meet contract deliveries. A disruption in the procurement of key components could result in substantial cost increases, significant delays in the execution of certain contracts or our inability to complete certain contracts, any of which could result in a materially adverse impact on our financial results.
For example, as a result of the failure of our Antares launch vehicle in October 2014 and prior engine test failures, we ceased using the AJ-26 rocket engine in our Antares product line and transitioned to a sole-sourced replacement engine, the RD-181. The time, expense and effort associated with our recovery plan resulted in additional costs and delays.
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
A significant number of our employees are covered by collective bargaining agreements, which expire on various dates. Strikes, slow-downs or other labor-related disruptions could occur if we are unable to either negotiate or renew these agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of new or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. In certain instances, we may not be able to pass increased costs from new or renegotiated agreements on to our customers due to the fixed-price nature of many of our contracts, including our small-caliber ammunition contract with the U.S. Army that is performed at the Lake City Army Ammunition Plant.

Our future success and growth will depend significantly on our ability to develop new technologies and products that achieve market acceptance within acceptable margins while maintaining a qualified workforce to meet the needs of our customers.
Virtually all of the products produced and sold by us are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Our commercial and government businesses both operate in global markets that are characterized by rapidly changing technologies, industry standards, market trends and customer demands. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends on our ability to identify emerging technological trends, develop and manufacture competitive products, enhance our products by adding innovative features that differentiate our products from those of our competitors, and bring those products to market quickly at cost-effective prices.
Our ability to develop new products based on technological innovation can affect our competitive position and requires the investment of significant resources. These development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new technologies or products on a timely basis or meets the needs of our customers as fully as other competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors could significantly reduce our revenues and adversely affect our competitive standing and prospects.
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
Many of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, these activities have resulted in incidents, such as an explosion at the Lake City Army Ammunition Plant in 2017, that have caused workplace injuries and fatalities, the temporary shut down or other disruption of our manufacturing process, production delays, and related expense, fines and liability to third parties. We have safety and loss prevention programs which require detailed pre-construction reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as insurance coverage for such incidents. We may experience similar or more serious incidents in the future which could result in production delays or otherwise have a material adverse effect on our operating results, financial condition or cash flows.
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
We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by indemnification agreements.
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
In connection with the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017, the U.S. Treasury is expected to issue rules, regulations and guidance in connection with the Tax Act which may alter interpretations of its provisions and change our preliminary analysis and conclusions. Any Treasury rules, regulations and guidance may materially impact the company's operating results, including our provision for income taxes, the amount of our net deferred tax assets and our estimated effective tax rate. We cannot currently predict the overall impact of the Tax Act on our business and results of operations. There could be unforeseen adverse tax consequences that arise as a result of the Tax Act. In addition, further changes in the tax laws of foreign jurisdictions could arise. These contemplated changes could increase tax uncertainty and may adversely affect our provision for income taxes.
We are involved in a number of legal proceedings. We cannot predict the outcome of litigation and other contingencies with certainty.
We are subject to lawsuits, investigations and disputes (some involving substantial amounts) that arise out of the conduct of our business including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, import and export matters, and environmental, health and safety matters. As noted in Part I, Item 3, "Legal Proceedings" of this Form 10-K, we are also subject to various claims related to the restatements. Resolution of these matters can be prolonged and costly, and our business may be adversely affected by the ultimate outcome of these matters that cannot be predicted with certainty. Moreover, our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary issues, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our operating results, financial condition or cash flows.

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
The Distribution and the Orbital-ATK Merger are intended to qualify as tax-free to us, our stockholders, Vista Outdoor and Orbital for U.S. federal income tax purposes. However, there can be no assurance that the IRS or the courts will agree with the conclusion of the parties and their counsel regarding the tax treatment of the Distribution and Orbital-ATK Merger. If the Distribution or certain related transactions were taxable, our stockholders would recognize income on their receipt of Vista Outdoor stock in the Distribution, and we would be considered to have made a taxable sale of certain of our assets to Vista Outdoor.
The Distribution will be taxable to us pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either us or Vista Outdoor, directly or indirectly, as part of a plan or series of related transactions that include the Distribution. Because our stockholders collectively owned more than 50% of our common stock following the Orbital-ATK Merger, the Orbital-ATK Merger alone will not cause the Distribution to be taxable to us under Section 355(e). However, Section 355(e) could apply if other acquisitions of our stock before or after the Orbital-ATK Merger, or of Vista Outdoor after the Orbital-ATK Merger, are considered to be part of a plan or series of related transactions that include the Distribution. If Section 355(e) were to apply, we would be considered to have made a taxable sale of certain assets to Vista Outdoor and could recognize a substantial taxable gain.
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
ITEM 2.    PROPERTIES
Facilities.    At December 31, 2017, we occupied research, development, manufacturing, assembly, test, warehouse and office facilities having a total floor space of approximately 17.5 million square feet. These facilities are either owned or leased, or are occupied under facilities-use contracts with the U.S. Government.
At December 31, 2017, our operating segments had significant operations at the following locations(1):

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
(1) We occupy a number of small facilities in countries around the world which are not included above.
Land.    We also use land that we own or lease for assembly, test and evaluation in Brigham City, Corrine and Magna, UT, which is used by Flight Systems Group; and in Elk River, MN, and Socorro, NM, which is used by Defense Systems Group.
Our personnel operate in certain other facilities that are not owned or operated by us, including: Kennedy Space Center, Cape Canaveral, FL and Picatinny Arsenal, Picatinny, NJ. The square footage of these facilities is not included in the table below.
Our properties are well maintained and in good operating condition and are sufficient to meet our near-term operating requirements.

The following table summarizes the floor space, in thousands of square feet, occupied by each operating segment as of December 31, 2017:

	Owned	Leased	Government Owned (1)	Total
Flight Systems Group	5,237	3,609	536	9,382
Defense Systems Group	655	1,175	4,766	6,596
Space Systems Group	270	1,141	23	1,434
Corporate	—	46	—	46
Total	6,162	5,971	5,325	17,458
Percentage of total	35%	34%	31%	100%
(1) These facilities are occupied under facilities contracts that generally require us to pay for all utilities, services and maintenance costs.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of our business. We do not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows, notwithstanding that the unfavorable resolution of any matter may have a material effect on our net earnings in any particular quarter.
On April 29, 2016, US Space LLC filed a complaint against the Company and its subsidiary, ATK Space Systems Inc. in New York Supreme Court, alleging breach of contract and various other claims, and seeking unspecified damages, all related to ViviSat LLC, a former joint venture between the parties. The Company believes US Space’s claims are without merit. On May 27, 2016, the Company filed a countersuit in Loudoun County Circuit Court in the Commonwealth of Virginia (ATK Space Systems, Inc. and Orbital ATK, Inc. v. U.S. Space LLC, Case No. CL-101847) asserting claims for declaratory and injunctive relief against US Space LLC relating to ViviSat. The Company’s Virginia complaint alleged a failure of US Space to perform contractual obligations relating to obtaining financing for ViviSat, triggering certain rights of the Company that led to the dissolution of the venture. On November 11, 2016, the New York Supreme Court dismissed US Space’s New York case in its entirety. On January 6, 2017, US Space filed counterclaims against the Company, similar to its previous claims in its now-dismissed New York lawsuit. US Space’s initial counterclaims in the Virginia case sought damages of at least $125 million, but increased its damages demand to $385 million in the fourth quarter of 2017. A jury trial is currently ongoing. While the Company continues to believe that US Space’s counterclaims are without merit, the amount of the damages sought, if ever awarded, could be material to our cash flows and results of operations.
Securities Class Action. Seven purported class actions challenging the Merger were filed in the United States District Court for the Eastern District of Virginia, captioned Lickteig v. Orbital ATK, Inc., et al., filed October 11, 2017 (the "Lickteig Action"), Ayzin v. Orbital ATK, Inc., et al., filed October 13, 2017 (the "Ayzin Action"), Sedon v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Sedon Action"), Berg v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Berg Action"), Simnowitz v. Orbital ATK, Inc., et al., filed October 18, 2017 (the "Simnowitz Action"), Cramer v. Orbital ATK, Inc., et al., filed October 25, 2017 (the "Cramer Action"), and Donato v. Orbital ATK, Inc., et al., filed on November 7, 2017 (the "Donato Action" and collectively with the Lickteig Action, Ayzin Action, Sedon Action, Berg Action, Simnowitz Action and Cramer Action, the "Actions"). The Actions alleged certain violations of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended, and sought, among other things, damages, attorneys' fees and injunctive relief to prevent the Merger from closing. While the Company believed that the Actions lacked merit and that the disclosures set forth in the proxy statement complied fully with applicable law, in order to moot plaintiffs' unmeritorious disclosure claims, avoid nuisance and possible expense and provide additional information to our stockholders, the Company determined to voluntarily supplement the proxy statement, as set forth in the Company's Schedule 14A filed with the SEC on November 20, 2017. On November 20, 2017, the Ayzin Action, Sedon Action, Berg Action, Cramer Action and Donato Action were each voluntarily dismissed with prejudice as to the plaintiffs. On December 8, 2017, the Simnowitz Action was voluntarily dismissed with prejudice as to the plaintiff and on January 12, 2018, the Lickteig Action was voluntarily dismissed with prejudice as to the plaintiff. While each of the Actions have been voluntarily dismissed with prejudice as to the plaintiffs, additional plaintiffs may file lawsuits against the Company and/or its directors and officers in connection with the Merger.

On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small-caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for violations of additional sections of the Exchange Act and alleged false and misleading statements in the Company’s Form S-4 filed with the SEC relating to the Orbital-ATK Merger. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court.
SEC Investigation.  The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company's unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed with the SEC on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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
Environmental Liabilities.    Our operations and ownership or use of real property are subject to a number of federal, state and local laws and regulations, including those for discharge of hazardous materials, remediation of contaminated sites and restoration of damage to the environment. Due in part to their complexity and pervasiveness, such laws and regulations have resulted in our being involved with a number of related legal proceedings, claims and remediation obligations. We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites and past practices, including assessments of ranges and probabilities of recoveries from other responsible parties. Our policy is to accrue and charge to expense in the current period any identified exposures related to environmental liabilities based on estimates of investigation, cleanup, monitoring and resource restoration costs to be incurred.
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol "OA." The following table presents the high and low sales prices of the common stock for the periods indicated:

Period	High	Low
Year ended December 31, 2017
Quarter ended December 31, 2017	$134.57	$131.50
Quarter ended October 1, 2017	$133.16	$99.79
Quarter ended July 2, 2017	$104.32	$95.31
Quarter ended April 2, 2017	$102.11	$86.82
Year ended December 31, 2016
Quarter ended December 31, 2016	$89.39	$71.52
Quarter ended October 2, 2016	$89.43	$67.04
Quarter ended July 3, 2016	$90.98	$82.11
Quarter ended April 3, 2016	$94.92	$74.31
The number of holders of record of our common stock at February 16, 2018 was 4,596.
During the year ended December 31, 2017, the Company paid four quarterly dividends of $0.32 per share, totaling approximately $74 million. In January 2018, our Board of Directors approved a quarterly dividend to be paid in the first quarter of 2018 of $0.32 per share, totaling approximately $18 million. During the year ended December 31, 2016, the Company paid four quarterly dividends of $0.30 per share, totaling approximately $70 million. Under the terms of the Merger Agreement, we are permitted to, and intend to, continue paying a $0.32 per share quarterly cash dividend until the closing of the transaction. However, we are not permitted to increase the per share dividend amount under the terms of the Merger Agreement.
We cannot be certain that we will continue to declare dividends in the future and, as such, the amount and timing of any future dividends are not determinable. Our dividend policy is reviewed by our Board of Directors in light of relevant factors, including our earnings, liquidity position, financial condition, capital requirements and credit ratings, as well as the extent to which the payment of cash dividends may be restricted by covenants contained in our instruments, including our 5.25% Senior Notes due 2021, 5.50% Senior Notes due 2023 and Senior Credit Facility (as described under "Liquidity and Capital Resources" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report).
The discussion of limitations upon the payment of dividends as a result of the indentures governing our debt instruments as discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Long-term Debt and Credit Facilities" is incorporated herein by reference.

Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under each of our existing equity compensation plans at December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1990 Equity Incentive Plan (1)
Deferred Compensation (2)	13,269
Non-Employee Director Restricted Stock Plan (1)
Deferred Compensation (2)	6,924
2005 Stock Incentive Plan (1)
Stock Options	116,405	$57.86
Performance Awards (4)	151,656
Deferred Compensation (2)	55,309
2015 Stock Incentive Plan (3)			2,084,273
Stock Options	129,464	$85.79
Performance Awards (4)	265,974
Deferred Compensation (2)	17,774
2016 Employee Stock Purchase Plan (5)			1,781,318
Total	756,775	$72.56	3,865,591
_________________________________________

(1)	No additional awards may be granted under this plan.

(2)	Shares reserved for payment of deferred stock units in accordance with the terms of the plan.

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

(5)	Under the 2016 Employee Stock Purchase Plan ("ESPP"), a total of 2,000,000 shares were authorized for issuance. In connection with the Merger, the ESPP was suspended as of October 1, 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Amount Available for Future Share Repurchases Under the Plans or Programs (in millions)
October 2 - October 29	319	$133.21	—
October 30 - November 26	196	$132.93	—
November 27 - December 31	—	$—	—
Quarter ended December 31, 2017	515	$133.10	—	$227
_________________________________________

(1)	Represents shares withheld to pay taxes upon vesting of shares of restricted stock and restricted stock units or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016, which was subsequently increased during 2016 to the lesser of $300 million or 4.0 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We repurchased 230,918 shares for $23 million during the year ended December 31, 2017. In connection with the Merger, the Company halted its share repurchase program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The graph below compares the cumulative total stockholder return on the Company's common stock during the period from March 31, 2013 through December 31, 2017, with the Standard & Poor's Composite 500 Index, (a broad equity market index) and the Dow Jones U.S. Aerospace and Defense Index (a published industry index) for the same period.
The comparison assumes that on April 1, 2013, $100 was invested in the Company's common stock (at the closing price on the previous trading day) and in each of the indexes. The comparison assumes that all cash dividends were reinvested and takes into account the value of the Vista Outdoor shares distributed to stockholders in the Distribution as if it occurred prior to March 31, 2013. The graph indicates the dollar value of each hypothetical $100 investment at March 31, 2014 and 2015, and at December 31, 2015, 2016 and 2017.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN

Among Orbital ATK, Inc., the S&P 500 Index
and the Dow Jones US Aerospace & Defense Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
3/31/2013
3/31/2014
3/31/2015
12/31/2015
12/31/2016
12/31/2017
198
232
273
272
413
146
168
166
198
278
122
137
138
154
188
Orbital ATK, Inc.
S&P 500
Dow Jones US Aerospace & Defense

ITEM 6.    SELECTED FINANCIAL DATA
Results for the periods after fiscal 2014 are not comparable to fiscal 2014 due to the Orbital-ATK Merger and Distribution, as described in Note 4, Mergers and Divestiture, to the accompanying consolidated financial statements in Part II, Item 8.

	Year Ended December 31,		Nine Months Ended	Year Ended March 31,
(in millions, except per share data)	2017	2016	December 31, 2015	2015	2014
	(1)		(2)	(3)	(4)
Results of Operations:
Sales	$4,764	$4,455	$3,391	$3,113	$2,891
Gross profit	1,065	985	674	701	290
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	529	472	333	223	(59)
Income (loss) from continuing operations of Orbital ATK, Inc.	310	293	185	70	(64)
Income from discontinued operations	—	—	1	125	181
Net income attributable to Orbital ATK, Inc.	$310	$293	$186	$195	$117
Earnings per common share attributable to Orbital ATK, Inc.:
Basic:
Income (loss) from continuing operations	$5.39	$5.05	$3.12	$1.96	$(2.03)
Income from discontinued operations	$—	$—	$0.02	$3.53	$5.73

Diluted:
Income (loss) from continuing operations	$5.34	$5.01	$3.09	$1.93	$(1.97)
Income from discontinued operations	$—	$—	$0.02	$3.46	$5.55

Cash dividends per common share	$1.28	$1.20	$0.78	$1.28	$1.10

Consolidated Balance Sheet Data:
Total assets	$5,666	$5,418	$5,324	$5,478	$5,925
Long-term debt (including current portion)	$1,401	$1,438	$1,476	$1,572	$2,069

(1)	Calendar 2017 results included $10 million of acquisition transaction expenses related to the pending acquisition by Northrop Grumman.

(2)	The nine month period ended December 31, 2015 results include a $50 million gain on settlement of a dispute with a supplier pertaining to the Antares rocket used in the CRS-1 contract.

(3)
Fiscal 2015 results include $35 million of transaction fees for advisory, legal and accounting services in connection with the Distribution and the Orbital-ATK Merger and a $25 million litigation charge pertaining to a Raytheon lawsuit settlement.

(4)
Fiscal 2014 results include a $342 million forward loss contract reserve recorded in the second quarter related to our long-term contract (the "Lake City Contract") with the U.S. Army to manufacture and supply small-caliber ammunition at the U.S. Army’s Lake City Army Ammunition Plant.

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

•	the risk that the pending acquisition by Northrop Grumman may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock,

•	the failure to satisfy any of the conditions to the consummation of the pending acquisition on a timely basis, including the receipt of certain governmental and regulatory approvals,

•	the occurrence of any circumstance that could give rise to the termination of the Merger Agreement,

•
reductions or changes in programs administered by the National Aeronautics and Space Administration ("NASA") or in U.S. Government military spending, timing of payments and budgetary policies, including impacts of sequestration under the Budget Control Act of 2011, and sourcing strategies,

•	intense competition for U.S. Government contracts and programs,

•	increases in costs, which we may not be able to react to due to the nature of our U.S. Government contracts,

•	changes in cost and revenue estimates and/or timing of programs,

•	the potential termination of U.S. Government contracts and the potential inability to recover termination costs,

•	other risks associated with U.S. Government contracts that might expose us to adverse consequences,

•	laws, rules and regulations applicable to us, including procurement and import-export control,

•	reduction or change in demand and manufacturing costs for ammunition,

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation,

•	risks associated with expansion into new and adjacent markets,

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates,

•	federal and state regulation of defense products and ammunition,

•	costs of servicing our debt, including cash requirements and interest rate fluctuations,

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates,

•	security threats, including cybersecurity and other industrial and physical security threats, and other disruptions,

•	supply, availability and costs of raw materials and components, including commodity price fluctuations,

•	performance of our subcontractors,

•	development of key technologies and retention of a qualified workforce,

•	the performance of our products,

•	fires or explosions at any of our facilities,

•	government investigations and audits,

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose us to adverse consequences,

•	impacts of financial market disruptions or volatility to our customers and vendors,

•
unanticipated changes in the tax provision or exposure to additional tax liabilities, including as a result of the recent tax law legislation, the Tax Cuts and Jobs Act (the "Tax Act") signed into law in December 2017 and

•	the costs and ultimate outcome of litigation matters, government investigations and other legal proceedings, including those related to the restatement of our previously issued financial results.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors is contained in Part I, Item 1A, "Risk Factors," of this report and may also be contained in our filings with the Securities and Exchange Commission on Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results and may be beyond our control.
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
On September 17, 2017, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Northrop Grumman Corporation ("Northrop Grumman") and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman ("Sub"), pursuant to which Northrop Grumman will acquire the Company for a purchase price of $134.50 per share in cash (the "Merger").
Closing of the Merger is expected to occur during the first half of 2018, subject to customary closing conditions and obtaining required regulatory approvals. The stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting held on November 29, 2017. In February 2018, the European Commission informed the parties that it would not oppose the Merger and declared it compatible with the European Union internal market under the applicable regulation. This is one of two required regulatory approvals.
The other required regulatory approval is the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act"). On December 6, 2017, the Company received a request for additional information (the "second request") from the Federal Trade Commission ("FTC"). The effect of the second request is to extend the waiting period imposed by the HSR Act until 30 days after both the Company and Northrop Grumman have substantially complied with the request, unless that period is extended voluntarily by the parties or terminated sooner by the FTC.
At the effective time of the Merger, each outstanding share of the Company's common stock, other than shares owned by the Company, Northrop Grumman or Sub (which will be canceled) and appraisal shares, will be converted into the right to receive $134.50 in cash, without interest and less any applicable withholding taxes.
On February 9, 2015, we completed the spin-off and distribution (the "Distribution") of our former Sporting Group to our stockholders as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). As a result, the Sporting Group is reported as discontinued operations. Immediately following the distribution of our former Sporting Group, we combined with Orbital through the merger of a company subsidiary with Orbital.

We conduct business in three segments:

•
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

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for earth orbit and deep space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems as well as specialized engineering and operations services to U.S. government agencies.

Below is a table that represents each segment's earnings and respective operating margins that contribute to the overall performance of the Company:

	Year Ended December 31, 2017
	Flight Systems Group	Defense Systems Group	Space Systems Group
Sales(1)	$1,681	$1,968	$1,284
Income From Operations Before Interest, Income Taxes and Noncontrolling Interest(1)	$211	$193	$142
Operating Margin	13%	10%	11%
(1) Sales and total income from operations before interest, income taxes and noncontrolling interest listed above does not include the corporate segment intercompany elimination of sales of ($169) million and intercompany profit elimination and certain costs including unallowables retained in the corporate segment of ($17) million.

Operating margins differ among the Company's three operating segments due to several factors, including, but not limited to, the mix of contract types, competitive positioning and pricing, complexity of our deliverables and the impact of program execution. The operating margin in our Defense Systems Group is lower than the operating margins of the Space Systems Group and Flight Systems Group primarily due to the Company's small-caliber ammunition contract with the U.S. Army which operates in a forward loss position. As a result, this contract has no margin, which, given the size of the contract, lowers the overall Defense Systems Group's margin.
Fiscal Year
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. We refer in this report to the nine-month period beginning on April 1, 2015 and ending on December 31, 2015 as the "2015 transition period." All fiscal years after December 31, 2015 are for the calendar twelve months ended December 31. We refer in this report to the period beginning on January 1, 2017 and ending on December 31, 2017 as "calendar 2017" or "2017" and the period beginning on January 1, 2016 and ending on December 31, 2016 as "calendar 2016" or "2016."

Outlook
U.S Government Business — Our business with the U.S. Government comprised approximately 73% of our sales in 2017. U.S. Government contracts are dependent on the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a government fiscal year ("GFY") basis even though contract performance may take more than one year. As a result, at the outset of a major program, the contract is usually incrementally funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations for future GFYs. In addition, most U.S. Government contracts are subject to modification if funding is changed. Any failure by Congress to appropriate additional funds to any program in which we participate, or any contract modification as a result of funding changes, could materially delay or terminate the program. This could have a material adverse effect on our operating results, financial condition or cash flows.
The government budget structure has been constrained by the 2011 Budget Control Act, which provided for a reduction of the U.S. Department of Defense ("DoD") topline budget by approximately $490 billion over 10 years starting in GFY 2012, and subsequent amendments that continue to limit DoD spending. Over the past few years, including during the current fiscal year, the U.S. Government frequently has been operating under continuing resolutions rather than approved budgets. During such periods when regular appropriation bills have not yet been passed, we could experience delays in orders due to reduced funding; however, our key programs have continued to be supported and funded.
The recent agreement in Congress and President Trump’s Administration on a two-year budget package is expected to lift caps on defense spending for GFY 2018 and 2019 and provide a significant increase in defense spending during that period, which could present opportunities for the Company. NASA budgets in the near term may include material cuts to proposed earth science programs but we expect support for existing programs and that NASA's commitment to the International Space Station and related CRS programs will continue. We also expect funding for the Space Launch System and Orion Programs to be maintained.
Commercial and International Business — Our commercial businesses, consisting primarily of communication satellite and aircraft structure sales, as well as ammunition sales to Vista Outdoor, were mixed in 2017, with ammunition sales and commercial satellites continuing a downward trend and aircraft structures sales up. Industry-wide, new orders for geosynchronous satellites continued to be soft in 2017, a trend that is expected to persist in the near term. This weakness, however, continues to be offset to a large extent by demand in the NASA and DoD satellite markets. We continue to emphasize international business as a key element of growth in our Defense Systems segment, as defense spending by U.S. allies continues to present opportunities for us.
The U.S. aerospace and defense industry has experienced significant changes over recent years. Our management believes that the key to our continued success is to focus on providing innovative, reliable and affordable space, defense and aviation systems. We continue to position ourselves where management believes there will be strong defense and civil government funding and commercial interest, including an emphasis on international defense business and other potential growth areas.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, sales, expenses, and related disclosure of contingent assets and liabilities. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Long-term Contracts — The majority of our sales are from long-term contracts, which are accounted for using the percentage-of-completion method. Accounting for contracts under the percentage-of-completion method requires judgment relative to assessing risks and estimating contract revenues and costs. Profits expected to be realized on contracts are based on management's estimates of total contract value and costs at completion. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales.
Changes in contract estimates occur for a variety of reasons, including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company's consolidated financial position or results of operations.
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
The favorable and unfavorable changes in contract estimates recognized using the cumulative catch-up method of accounting are as follows (in millions):

	Year Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Gross favorable adjustments	$250	$247	$136
Gross unfavorable adjustments	(145)	(166)	(98)
Net adjustments	$105	$81	$38
For the year ended December 31, 2017, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, the Propulsion Systems division and the Launch Vehicles division, within our Flight Systems Group; the Space Components division, the Satellite Systems division and the Advanced Programs division, within our Space Systems Group; and the Armament Systems division and the Missile Products division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments in the Aerospace Structures division and the Propulsion Systems division, within our Flight Systems Group; the Satellite Systems division, within our Space Systems Group; and the Armament Systems division within our Defense Systems Group, primarily due to higher costs than had previously been estimated.

For the year ended December 31, 2016, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Launch Vehicles division, within our Flight Systems Group, and the Advanced Programs division, within our Space Systems Group, due to better performance resulting from risk retirement and lower costs than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments primarily due to (i) in the Aerospace Structures division, within our Flight Systems Group, an increase in estimated costs at completion, (ii) in the Satellite Systems division, within our Space Systems Group, higher costs than had previously been estimated, and (iii) in the Defense Electronics division, within our Defense Systems Group, a reduction in a program's estimated revenue.

For the nine months ended December 31, 2015, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures and Propulsion Systems divisions, within our Flight Systems Group, and the Armament Systems and Missile Products divisions, within our Defense Systems Group, due to better performance resulting from risk retirement and lower costs than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments in the Aerospace Structures division, within our Flight Systems Group, and the Armament Systems, Missile Products and Defense Electronics divisions, within our Defense Systems Group, due to higher costs than had previously been estimated.
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
Employee Benefit Plans
Defined Benefit Pension Plans.    Our noncontributory defined benefit pension plans include the following legacy Alliant Techsystems Inc. plans: "Alliant Techsystems Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the "ATK Plans") and the legacy Orbital plans: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the "Orbital Plans"). The Orbital Plans were merged into the Alliant Techsystems Inc. Pension and Retirement Plan on December 31, 2015 and the combined plan's name was changed to the Orbital ATK, Inc. Pension and Retirement Plan. The Company's ongoing defined benefit pension plans are the "Orbital ATK, Inc. Pension and Retirement Plan" and the "Thiokol Propulsion Pension Plan" (the "Orbital ATK Plans").
ATK Plans — The ATK Plans are noncontributory defined benefit pension plans that cover substantially all legacy ATK employees hired prior to January 1, 2007. Eligible legacy ATK non-union employees hired on or after January 1, 2007 and certain union employees are not covered by a defined benefit plan but receive an employer contribution through a defined contribution plan. Prior to July 1, 2013 (January 1, 2014, January 1, 2015 and April 1, 2016 for certain union groups), the ATK Plans provided either pension benefits based on employee annual pay levels and years of credited service or stated amounts for each year of credited service. Effective July 1, 2013 and at later dates for certain collective bargaining agreements, pension benefits were frozen and a new cash balance formula applicable to pay and service was implemented. The cash balance formula provides each impacted employee with pay credits based on the sum of that employee's age plus years of pension service as of December 31 of each calendar year, plus 4% annual interest credits. The Orbital Plans were frozen in 1994 and no pension benefits are being accrued by those employees. The Company funds the Orbital ATK Plans in accordance with federal requirements calculated using appropriate actuarial methods. Depending on the plan they are covered by, employees generally vest after three or five years. Plan assets are held in a trust and are invested in a diversified portfolio of equity investments, fixed income investments, real estate, timber, energy investments, hedge funds, private equity and cash. For certain plan assets where the fair market value is not readily determinable, estimates of the fair value are determined using the best available information including the most recent audited financial statements.
We also sponsor nonqualified supplemental executive retirement plans which provide certain executives and highly compensated employees the opportunity to receive pension benefits in excess of those payable through tax-qualified pension plans. We implemented similar changes as those noted above to our nonqualified supplemental executive retirement plans for certain highly compensated employees.
We recorded pension expense for the Orbital ATK Plans of $69 million for the year ended December 31, 2017, compared to $64 million for the year ended December 31, 2016, an increase of $5 million. The expense related to these Orbital ATK Plans is calculated based upon a number of actuarial assumptions, including the expected long-term rate of return on plan assets, the discount rate and the rate of compensation increase. The following table sets forth our assumptions used in determining pension expense:

	Projected 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Expected long-term rate of return on plan assets	7.00%	7.00%	7.25%	7.25%
Discount rate	3.65%	4.14%	4.40%	3.90%
Rate of compensation increase:
Union	2.90%	3.11%	3.13%	3.66%
Salaried	3.51%	3.56%	3.60%	3.14%
In developing the expected long-term rate of return assumption, we consider input from our actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and our own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.00% used in the year ended December 31, 2017 for the Orbital ATK Plans was based on an asset allocation range of 20 - 45% in public equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate investments,15 - 30% collectively in hedge fund and private investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from our assumption, but our estimate of its return is based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
We calculate the equivalent weighted average discount rate as the singular interest rate that results in the same total present value from the stream of future cash flows as the projected benefit obligation ("PBO") at December 31, 2017. The weighted average discount rate was 3.65%, 4.14% and 4.40% at December 31, 2017, December 31, 2016 and December 31, 2015, respectively, for the qualified plans, and 3.33%, 3.63% and 3.85% for the nonqualified supplemental executive retirement plan. The yield curve used to determine the PBO at year end impacts the following year's pension expense, through the calculation of interest cost and service cost items.
Future actual pension expense could vary significantly depending on future investment performance, changes in future discount rates, legally required plan changes and various other factors related to the populations participating in the Orbital ATK Plans. If the assumptions of the discount rate, compensation increase and/or expected rate of return for 2018 were different, the impact on 2018 expense would be as follows: each 0.25% change in the discount rate would change 2018 pension expense by approximately $6 million; each 0.25% change in the rate of compensation increase would change 2018 pension expense by an immaterial amount; and each 0.25% change in the expected rate of return on plan assets would change 2018 pension expense by approximately $6 million.
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
Effective January 1, 2016, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. Prior to January 1, 2016, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' forecasted cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate, resulting in lower pension expense compared to the method used prior to January 1, 2016.
We made contributions to the qualified pension trust of $115 million during the year ended December 31, 2017. We are not required to make any contributions to meet the legally required minimum for 2018. We distributed $3 million under our supplemental executive retirement plans during the year ended December 31, 2017, and expect to make distributions directly to retirees of $4 million in 2018. A substantial portion of our plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made. Our funded pension status was approximately 78% at December 31, 2017.

Other Postretirement Benefits.    We also provide postretirement health care benefits and life insurance coverage to certain employees and retirees. During the year ending December 31, 2016, the Company amended its retiree health care plan to provide coverage through a private exchange effective January 1, 2017. The exchange offers the retiree a broad choice of health care plans from which to choose. The Company will contribute fixed payments to a Health Retirement Account (HRA), when applicable, for those retirees that previously had subsidized health care coverage through the Company. The Company's contributions to the HRAs are retirees' funds to be spent on qualified health care premiums and eligible out-of-pocket expenses. This plan amendment caused a remeasurement that increased the Company's funded status by $39 million at December 31, 2016 and will reduce expenses recorded in future periods.
The following table sets forth our assumptions used to determine net periodic benefit cost for other postretirement benefit ("PRB") plans:

	Projected 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Expected long-term rate of return on Plan assets:
Held solely in fixed income investments	4.00%	4.00%	4.00%	5.00% / 6.25%
Held in pension master trust and fixed income investments	6.00%	6.00%	6.00%	6.25%
Discount rate	3.36%	3.63%	3.98%	3.55%
Weighted-average initial health care cost trend rate	N/A	N/A	6.10%	6.10%
Health care cost trend rates are set specifically for each benefit plan and design. Health care cost trend rates used to determine the net periodic benefit cost for employees during the year ended December 31, 2017, and health care cost ultimate trend rates used to determine future expense calculations, do not apply since we contribute fixed payments to the retiree HRA.
In developing the expected long-term rate of return assumption for other PRB plans, we consider input from actuaries, historical returns and annualized returns of various major indices over long periods. At December 31, 2017, approximately 52% of the assets were held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. The expected long-term rates of returns are based on the weighted average asset allocation between the assets held within the 401(h) and those held in fixed income investments.
We made other PRB plan contributions of $3 million in the year ended December 31, 2017 and expect to make contributions of approximately $4 million in 2018. A substantial portion of our PRB plan contributions are recoverable from the U.S. Government as allowable indirect costs at amounts generally equal to the plan contributions, although not necessarily in the same year the contribution is made.
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
Income Taxes
Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We periodically assess our liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that our tax position will be sustained, we record the entire resulting tax liability and when it is more likely than not of being sustained, we record our best estimate of the resulting tax liability. Any applicable interest and penalties related to these positions are also recorded in the consolidated financial statements. To the extent our assessment of the tax outcome of these matters changes, such change in estimate will impact the income tax provision in the period of the change. It is our policy to record any interest and penalties related to income taxes as part of the income tax expense for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis, we take into account the amount and character to determine if the carryforwards will be realized. Significant estimates are required for this analysis. Changes in the amounts of valuation allowance are recorded in the tax provision in the period when the change occurs. For information on the effect of the Tax Act, see Note 14, Income Taxes, to the consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this report.
Accounting for Goodwill
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
The estimated fair value of each reporting unit was determined using both an income and market approach. The value estimated using a discounted cash flow model was generally weighted equally against the estimated value derived from a market approach that considers the guideline company and transaction methods if recent transactions were available for one of our seven reporting units. These market approach methods estimate the price reasonably expected to be realized from the sale of the company based on comparable companies and recent transactional data. The estimated fair value for each reporting unit substantially exceeded its respective carrying value.
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
Results of Operations
In March 2015, we changed our fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. We believe that a reader’s understanding of our results of operations will be enhanced by review of a comparison between our audited results for the fiscal year ended December 31, 2016, referred to as calendar year 2016, and our unaudited results for the fiscal year ended December 31, 2015, referred to as calendar year 2015. Accordingly, we present our discussion and analysis under "Results of Operations" below based on comparisons of the results for such periods.

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
The information presented in the Results of Operations compares the audited results for the calendar year ended December 31, 2017 to the audited results for the calendar year ended December 31, 2016, and compares the audited results for the calendar year ended December 31, 2016 to the unaudited results for the calendar year ended December 31, 2015.
Calendar Year Ended December 31, 2017 Compared to Calendar Year Ended December 31, 2016
Sales

	Year Ended December 31,
	2017	2016	$ Change	% Change
Flight Systems Group	$1,681	$1,496	$185	12.4%
Defense Systems Group	1,968	1,823	145	8.0
Space Systems Group	1,284	1,238	46	3.7
Corporate and Eliminations	(169)	(102)	(67)	(65.7)
Total sales	$4,764	$4,455	$309	6.9%
The fluctuation in sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.  The increase in sales was driven by higher sales of $126 million in Aerospace Structures due to increased production on composite aircraft structures. The increase was also driven by higher sales in Launch Vehicles of $57 million due to a new medium range ballistic target program and increased activity on small space launch programs.
Defense Systems Group.  The increase in sales was due to an increase of $75 million in Armament Systems driven by international sales, $57 million in Defense Electronics due to higher strike weapons and light attack aircraft production, and $37 million in Missile Products due to higher production level on tactical propulsion and missile defense. These increases were partially offset by a decrease of $25 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in April 2017 at our Lake City Army Ammunition Plant.
Space Systems Group.  The increase was due to higher sales of $130 million in Satellite Systems driven by an increase of $162 million on new and existing programs in defense satellites and $38 million in higher product sales for scientific and environmental satellites, partially offset by a decrease of $71 million in commercial satellites. The increase was also due to higher sales of $12 million in Space Components as a result of increased activity on existing programs and $3 million in Technical Services driven by activities on our U.S. Navy contracts. These increases were offset by a decrease of $99 million in Advanced Programs driven by a decrease of $169 million for Commercial Resupply Services ("CRS") activity partially offset by a $70 million increase in Mission Extension Vehicles ("MEV") activity.
Corporate and Eliminations. The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which are eliminated in consolidation.
Cost of Sales

	Year Ended December 31,
	2017	2016	$ Change	% Change
Flight Systems Group	$1,292	$1,117	$175	15.7%
Defense Systems Group	1,571	1,471	100	6.8
Space Systems Group	1,048	1,010	38	3.8
Corporate and Eliminations	(212)	(128)	(84)	(65.6)
Total cost of sales	$3,699	$3,470	$229	6.6%

The fluctuation in cost of sales was driven by the program-related changes within the operating segments as described below.
Flight Systems Group.  The increase was due to higher cost of sales of $103 million in Aerospace Structures due to increased production on composite aircraft structures. The increase was also driven by higher cost of sales in Launch Vehicles of $62 million due to a new medium range ballistic target program and activity related to additional missions on Antares, offset by reduced production on existing missile defense programs. Cost of sales also increased $11 million in Propulsion Systems due to production timing on existing programs.
Defense Systems Group.  The increase was due to higher cost of sales of $54 million in Armament Systems due to increased international sales, $42 million in Defense Electronics due to higher volume of strike weapons and light attack aircraft production and $16 million in Missile Products due to increased tactical propulsion production and missile defense. These increases were partially offset by a decrease of $14 million in Small Caliber Systems primarily attributable to production delays resulting from an industrial accident that occurred in the Lake City Army Ammunition Plant in April 2017.
Space Systems Group.  The increase was due to higher cost of sales of $91 million in Satellite Systems driven by increased activity in defense satellites and scientific and environmental satellites, partially offset by decreases in commercial satellites. In addition, Space Components increased $13 million due to increased activity on existing programs. These increases were offset by a decrease of $66 million in Advanced Programs due to decreased CRS activity, offset by increased MEV activity.
Corporate and Eliminations. The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which are eliminated in consolidation.
Operating Expenses

	Year Ended December 31,
	2017	As a % of Sales	2016	As a % of Sales	Change
Research and development	$115	2.4%	$116	2.6%	$(1)
Selling	115	2.4	107	2.4	8
General and administrative	306	6.4	290	6.5	16
Total	$536	11.2%	$513	11.5%	$23
Operating expenses increased $23 million primarily due to increased general and administrative costs to support our growth initiatives, mainly in our Defense Systems Group, and incremental costs for acquisition transaction expenses offset by lower expenses in the current year for legal and audit fees related to the restatement of our financial statements. Additionally, selling expenses increased due to higher bid and proposal expenses in Flight Systems Group and Defense Systems Group.
Net Interest Expense
Net interest expense for the year ended December 31, 2017 was $67 million, which was relatively flat compared to $68 million during the year ended December 31, 2016.
Income Taxes (from Continuing Operations)

	Year Ended December 31,
	2017	Effective Rate	2016	Effective Rate	Change
Income taxes	$152	33.0%	$111	27.5%	$41
The increase in the current year tax rate is due to tax expense increases as a result of the Tax Act and state taxes, decreased benefits from the Domestic Manufacturing Deduction ("DMD") and the research and development ("R&D") tax credit, partially offset by increased benefits from the true-up of prior year taxes and a decrease in valuation allowance.
Our provision for income taxes includes both federal and state income taxes. The effective tax rate for the year ended December 31, 2017 of 33.0% differs from the federal statutory rate of 35.0% due to the write-down of net deferred tax assets as a result of the Tax Act, the DMD, the R&D tax credit, true-up of prior year taxes, partially offset by the change in valuation allowance and state income taxes, which increased the rate.

The effective tax rate for December 31, 2016 of 27.5% differs from the federal statutory rate of 35.0% due to the DMD, the R&D tax credit, true-up of prior year taxes and the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns, partially offset by the change in valuation allowance and state income taxes, which increased the tax rate.
Calendar Year Ended December 31, 2016 Compared to Calendar Year Ended December 31, 2015 (Unaudited)
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
Flight Systems Group.   The increase in sales was primarily due to the Antares return to flight, added missions, and inclusion of a full year of Orbital's results in the year ended December 31, 2016, whereas the year ended December 31, 2015 only included Orbital's results after February 9, 2015 (the date of the Orbital-ATK Merger). Additionally, growth in Aerospace Structures programs was partly offset by a decrease in tactical missile volume and a favorable contract close out adjustment in the year ended December 31, 2015 that did not reoccur in the year ended December 31, 2016.
Defense Systems Group.  Sales were relatively flat for the year ended December 31, 2016 compared to the year ended December 31, 2015. Missile Product's contracts experienced an increase in activity, which was offset by a decline in non-standard ammunition sales during the year within Small Caliber Systems.
Space Systems Group.   The increase in sales for the year ended December 31, 2016 was primarily due to including a full year of Orbital's results whereas the year ended December 31, 2015 only included Orbital's results after the date of the Orbital-ATK Merger. Additionally, the year ended December 31, 2015 included unfavorable profit adjustments related to Satellite Systems that did not reoccur in the year ended December 31, 2016.
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
Defense Systems Group.    The slight increase for the year ended December 31, 2016 was primarily driven by higher costs associated with certain Armament Systems and Missile Products contracts.

Space Systems Group.    The increase in cost of sales for the year ended December 31, 2016 was primarily due to including a full year of activity of the Orbital business.
Corporate and Eliminations. The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which are eliminated in consolidation.
Operating Expenses

	Year Ended December 31,
	2016	As a % of Sales	2015	As a % of Sales	Change
			(Unaudited)
Research and development	$116	2.6%	$109	2.5%	$7
Selling	107	2.4	109	2.5	(2)
General and administrative	290	6.5	359	8.2	(69)
Goodwill impairment	—	—	34	0.8	(34)
Total	$513	11.5%	$611	14.0%	$(98)
Operating expenses decreased $98 million primarily due to transaction fees for advisory, legal and accounting services in connection with the Distribution and Orbital-ATK Merger during the year ended December 31, 2015 that did not reoccur in the year ended December 31, 2016. During the first quarter of calendar 2015, we recorded a goodwill impairment charge of $34 million pertaining to Space Components in our Space Systems Group, in connection with our annual goodwill impairment test. Additional reductions in general and administrative costs in Propulsion Systems lowered general and administrative costs overall, as a percentage of revenue.
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
Income Taxes (from Continuing Operations)

	Year Ended December 31,
	2016	Effective Rate	2015	Effective Rate	Change
			(Unaudited)
Income taxes	$111	27.5%	$83	36.4%	$28
The decrease in the current year tax rate is due to increased benefits from the DMD and the R&D tax credit, the true-up of prior year taxes, the settlement of the examination by the IRS of the fiscal 2013 and 2014 tax returns and the absence of goodwill impairment and non-deductible transaction costs which increased the tax rate in the prior period, partially offset by an increase in valuation allowance.
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
The effective tax rate for the year ended December 31, 2015 of 36.4% differs from the federal statutory rate of 35.0% due to the impact of goodwill impairment, non-deductible transaction costs, and state income taxes offset by the DMD, the R&D tax credit and true-up of prior year taxes.
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

Cash Flows Summary
Our cash flows from continuing operations for operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
			(unaudited)
Cash provided by operating activities of continuing operations	$520	$519	$450
Cash (used in) provided by investing activities of continuing operations	(245)	(183)	280
Cash used in financing activities of continuing operations	(129)	(240)	(748)
Net cash flows provided by (used in) continuing operations	$146	$96	$(18)
Operating Activities
Net cash provided by operating activities of continuing operations during the year ended December 31, 2017 was consistent with 2016. The positive drivers of the changes in cash flows were net earnings, deferred taxes and changes in other assets and liabilities ($97 million). These changes were partially offset by an increase in the use of working capital ($103 million).
Net cash provided by operating activities of continuing operations increased during the year ended December 31, 2016 resulting primarily from the net effect of a $147 million improvement in income from continuing operations partially offset by positive non-cash net income adjustments in the prior year for goodwill impairment and loss on extinguishment of debt that did not occur in the year ended December 31, 2016 and changes in working capital and other assets and liabilities ($4 million increase in the use of cash).
Investing Activities
Cash used in investing activities of continuing operations was $245 million during the year ended December 31, 2017 an increase of $62 million from $183 million for the year ended December 31, 2016. This increase was driven by higher capital expenditures during the year ended December 31, 2017 related to our self-constructed Mission Extension Vehicles, which will provide in-orbit satellite life extension services when completed. We expended $101 million in the current year for these assets.
Investing activities of continuing operations used cash of $183 million during the year ended December 31, 2016 compared to cash provided by investing activities of continuing operations of $280 million during the year ended December 31, 2015. This decrease was driven by the receipt of cash acquired in the Orbital-ATK Merger of $254 million and a cash dividend of $214 million paid by Vista Outdoor to us, less cash distributed to Vista Outdoor of $32 million in connection with the Distribution during the year ended December 31, 2015. The decrease was also driven by higher capital expenditures of $31 million in the year ended December 31, 2016 offset by proceeds of $4 million from the sale of land during the year ended December 31, 2016.
Financing Activities
Net cash used in financing activities of continuing operations during the year ended December 31, 2017 decreased by $111 million primarily due to lower share repurchases of $102 million and higher proceeds from employee stock compensation plans of $13 million. In connection with the Merger, the Company halted its share repurchase program.
Net cash used in financing activities of continuing operations during the year ended December 31, 2016 decreased $508 million primarily due to higher debt payments, net of $1,761 million related to our credit facility offset by proceeds of $1,200 million from the issuance of long-term debt in the year ended December 31, 2015, partially offset by higher dividends paid and share repurchases during the year ended December 31, 2016 of $13 million and $45 million, respectively.
Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, repay debt, satisfy employee benefit obligations and pay dividends. As a result of the pending Merger, we halted our share repurchase program and do not expect to complete any strategic acquisitions. If the Merger were not completed for any reason, we would expect to consider resuming our share repurchase program and exploring possible strategic acquisitions. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Term Loan A of the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on outstanding debt.
During the year ended December 31, 2017, we paid quarterly dividends of $0.32 per share for all four quarters totaling approximately $74 million. On January 31, 2018, the Board of Directors declared a quarterly cash dividend of $0.32 per share. The payment and amount of any future dividends are at the discretion of the Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. Under the terms of the Merger Agreement, we are permitted to, and intend to, continue paying a $0.32 per share quarterly cash dividend until the closing of the transaction. However, we are not permitted to increase the per share dividend amount under the terms of the Merger Agreement.
In September 2015, we issued $400 million aggregate principal amount of 5.50% Senior Notes due 2023 and we refinanced our then-existing senior credit facility (the "Former Credit Facility") with a new senior credit facility (the "Senior Credit Facility"), extending debt maturities and increasing our revolving debt capacity, which increased our liquidity. Based on our current financial condition, management believes that our cash position, combined with anticipated generation of cash flows and the availability of funding, if needed, through our revolving credit facilities, as well as potential future sources of funding, including additional bank financing and debt markets, will be adequate to fund future growth as well as to service our currently anticipated long-term debt and pension obligations, make capital expenditures and payment of dividends over the next 12 months.
We do not expect that our access to liquidity sources will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, will not be materially impacted by capital market conditions.
Long-term Debt and Credit Facilities
At December 31, 2017, we had actual total indebtedness of $1,410 million, and a $1,000 million revolving credit facility that provided for the potential of additional borrowings up to $760 million reduced by outstanding letters of credit of $240 million. There were no outstanding borrowings under the revolving credit facility at December 31, 2017.
Our indebtedness consisted of the following:

	December 31, 2017	December 31, 2016
Senior Credit Facility:
Term Loan A due 2020	$710	$750
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Carrying amount of long-term debt	1,410	1,450
Unamortized debt issuance costs:
Senior Credit Facility	4	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	4	5
Unamortized debt issuance costs	9	12
Long-term debt less unamortized debt issuance costs	1,401	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,361	$1,398
See Note 10, Long-term Debt, to the consolidated financial statements in Part II, Item 8, "Financial Statements and Supplementary Data" for a detailed discussion of these borrowings.

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

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at December 31, 2017	1.86	11.92
_________________________________________

(1)	Not to exceed the required financial ratio.

(2)	Not to be below the required financial ratio.
The Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100 million of cash, divided by Covenant Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which includes adjustments for items such as non-recurring or extraordinary non-cash items, non-cash charges related to stock-based compensation, and intangible asset impairment charges, as well as inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters.
The Interest Coverage Ratio is Covenant EBITDA divided by cash payments for interest expense.
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
At December 31, 2017, we were in compliance with the covenants in all of our debt agreements.
Share Repurchases
During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. Under the authorized repurchase program, shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. We repurchased 230,918 shares for $23 million during the year ended December 31, 2017, 1,570,333 shares for $124 million in the year ended December 31, 2016, and 1,008,445 shares for $76 million in the 2015 transition period. In connection with the Merger, the Company halted its share repurchase program.
Authorized repurchases of our shares are also subject to market conditions, our compliance with our debt covenants and the limitations imposed by the Merger Agreement. Our 5.25% Senior Notes and 5.50% Senior Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments to an amount based on our net income, stock issuance proceeds and certain other items since April 1, 2001, less restricted payments made since that date. At December 31, 2017, the Senior Credit Facility allows us to make unlimited "restricted payments" (as defined in the Credit Agreement), which, among other items, allows payments for future share repurchases, as long as we maintain a certain amount of liquidity and maintain certain senior secured debt limits. When those requirements are not met, the limit is equal to $250 million plus proceeds of any equity issuances plus 50% of net income since October 7, 2010. The Credit Agreement also prohibits dividend payments if loan defaults exist or the financial covenants contained in the agreement are not met, subject to certain limited exceptions.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and commercial commitments at December 31, 2017:

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Contractual obligations - by payment period:
Long-term debt	$1,410	$40	$670	$300	$400
Interest on debt (1)	219	47	90	60	22
Operating leases	400	85	148	107	60
Environmental remediation costs, net	20	2	1	4	13
Purchase obligations (2)	75	40	34	1	—
Pension and other postretirement plan contributions	302	11	152	92	47
Total contractual obligations, net	$2,426	$225	$1,095	$564	$542
Other commercial commitments - by expiration period:
Letters of credit (3)	$240	$74	$116	$40	$10
_________________________________________

(1)
Includes interest on variable rate debt calculated based on the minimum required rate for LIBOR based loans under the Credit Agreement as of December 31, 2017. Variable rate debt was 50% of our total debt at December 31, 2017.

(2)
Purchase obligations are comprised primarily of open purchase order commitments to suppliers, primarily for materials, in which the commitment is binding and specifies all the significant terms including fixed or minimum quantities to be purchased.

(3)	Approximately $24 million of standby letters of credit in the "1 Year" category are expected to renew for additional periods until completion of the contractual obligation.
The total liability for unrecognized tax benefits at December 31, 2017 was $137 million (see Note 14, Income Taxes) and it is reasonably possible that a $30 million reduction of the unrecognized tax benefit will occur in the next 12 months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the noncurrent unrecognized tax benefits and therefore this amount is not included in the table above.
Pension plan contributions are an estimate of our minimum funding requirements through 2027 to provide pension benefits for employees based on expected actuarial estimated service accruals through 2027 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. These estimates may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions and regulations. A substantial portion of our Plan contributions are recoverable from the U.S. Government as allowable indirect contract costs at amounts generally equal to the pension plan contributions, although not necessarily in the same year the contribution is made.
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
The liability for environmental remediation represents management's best estimate of the probable and reasonably estimable costs related to known remediation obligations. The receivable represents the amount that we expect to recover. We expect that a portion of the environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition may be covered by various indemnification agreements. There were no material insurance recoveries related to environmental remediation during any of the periods presented.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk exposure primarily relates to changes in interest rates, foreign currency exchange rates and certain commodity prices. To mitigate the risks from interest rate exposure, we occasionally enter into hedging transactions, mainly interest rate swaps, through derivative financial instruments that have been authorized pursuant to corporate policies. We also use derivatives to hedge foreign currency exchange rates and commodity price risks, but do not use derivative financial instruments for trading or other speculative purposes, and we are not a party to leveraged financial instruments. Additional information regarding financial instruments is contained in Note 1, Summary of Significant Accounting Policies and Note 3, Derivative Financial Instruments, to the consolidated financial statements.
Currently, our primary interest rate exposures relate to variable rate debt. We measure market risk related to changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical change (increase and decrease) in interest rates. We use current market rates on our debt portfolio to perform the sensitivity analysis. The potential change in fair values is based on an assumed immediate change in the net present values of interest rate-sensitive exposures resulting from a 100 basis point change in interest rates. The potential change in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to the change in rates. Based on our analysis, a 100 basis point change in interest rates would not have a material impact on the fair values or our results of operations or cash flows at December 31, 2017.
We use derivatives to hedge our exposure to market risks from changes in foreign currency exchange rates. We transact business globally and are subject to risks associated with changing foreign currency exchange rates. Based on our analysis, a 10 percent unfavorable foreign exchange rate movement would not have a material impact on our financial positions, results of operations or cash flows at December 31, 2017.
With respect to our ammunition business, we have a strategic sourcing and price strategy to mitigate risk from commodity price fluctuation. We will continue to evaluate the need for future price changes in light of these trends, our competitive landscape and our financial results. If commodity costs increase, and if we are unable to offset these increases with ongoing manufacturing efficiencies and price increases, our future results from operations and cash flows could be materially impacted.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Orbital ATK, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Orbital ATK, Inc. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 21, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Orbital ATK, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive income, of equity, and of cash flows for the year ended December 31, 2016 and for the nine months ended December 31, 2015 present fairly, in all material respects, the financial position of Orbital ATK, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the nine months ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia
April 28, 2017

ORBITAL ATK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Amounts in millions, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$346	$200
Net receivables	1,893	1,741
Net inventories	221	215
Other current assets	82	79
Total current assets	2,542	2,235
Net property, plant and equipment	934	816
Goodwill	1,832	1,832
Net intangibles	61	98
Deferred income taxes	155	254
Other noncurrent assets	142	183
Total assets	$5,666	$5,418
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	216	175
Contract-related liabilities	375	394
Contract loss reserve	152	197
Contract advances and allowances	330	233
Accrued compensation	137	120
Other current liabilities	210	183
Total current liabilities	1,460	1,342
Long-term debt	1,361	1,398
Pension and postemployment benefits	693	744
Other noncurrent liabilities	107	117
Total liabilities	3,621	3,601
Commitments and contingencies (Notes 13, 15 and 16)
Stockholders' Equity
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding— 57,686,214 shares held at December 31, 2017 and 57,487,466 shares held at December 31, 2016	1	1
Additional paid-in-capital	2,175	2,175
Retained earnings	1,502	1,266
Accumulated other comprehensive loss	(780)	(764)
Common stock in treasury, at cost— 11,248,810 shares held at December 31, 2017 and 11,447,558 shares held at December 31, 2016	(864)	(872)
Total Orbital ATK, Inc. stockholders' equity	2,034	1,806
Noncontrolling interest	11	11
Total equity	2,045	1,817
Total liabilities and equity	$5,666	$5,418
See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Sales	$4,764	$4,455	$3,391
Cost of sales	3,699	3,470	2,717
Gross profit	1,065	985	674
Operating expenses:
Research and development	115	116	83
Selling	115	107	88
General and administrative	306	290	220
Gain on settlement	—	—	50
Income from continuing operations, before interest, income taxes and noncontrolling interest	529	472	333
Interest expense, net	(67)	(68)	(61)
Income from continuing operations, before income taxes and noncontrolling interest	462	404	272
Income taxes	152	111	87
Income from continuing operations, before noncontrolling interest	310	293	185
Less net income attributable to noncontrolling interest	—	—	—
Income from continuing operations of Orbital ATK, Inc.	310	293	185
Discontinued operations:
Income from discontinued operations, before income taxes	—	—	—
Income taxes	—	—	(1)
Income from discontinued operations	—	—	1
Net income attributable to Orbital ATK, Inc.	$310	$293	$186

Basic earnings per common share from:
Continuing operations	$5.39	$5.05	$3.12
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$5.39	$5.05	$3.14
Weighted-average number of common shares outstanding	57	58	59
Diluted earnings per common share from:
Continuing operations	$5.34	$5.01	$3.09
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$5.34	$5.01	$3.11
Weighted-average number of diluted common shares outstanding	58	58	60
Cash dividends per common share	$1.28	$1.20	$0.78
Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Amounts in millions)	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Net income	$310	$293	$186
Other comprehensive (loss) income
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income, net of taxes of $10, $10 and $8, respectively	(17)	(17)	(13)
Net actuarial loss for pension and postretirement benefit plans recorded to net income, net of taxes of$(51), $(48) and $(44), respectively	82	79	70
Valuation adjustment for pension and postretirement benefit plans, net of taxes of $28, $30 and $(3), respectively	(83)	(49)	5
Change in derivatives, net of taxes of $(1), $(4) and $1, respectively	2	8	(1)
Other, net of taxes of $0, $(1) and $0, respectively	—	1	1
Other comprehensive (loss) income, net of tax	(16)	22	62
Comprehensive income attributable to Orbital ATK, Inc.	294	315	248

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Nine Months Ended
(Amounts in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Operating Activities
Continuing operations:
Net income	$310	$293	$186
Net income from discontinued operations	—	—	(1)
Income from continuing operations	310	293	185
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	118	116	89
Amortization of intangible assets	37	43	33
Amortization and write-off of deferred financing costs	2	2	13
Fixed asset impairment	8	10	8
Deferred income taxes	68	42	58
Loss on disposal of property	2	6	11
Share-based plans expense	23	21	19
Excess tax benefits from share-based plans	—	—	(5)
Other	5	4	—
Changes in assets and liabilities:
Net receivables	(122)	(88)	17
Net inventories	18	(9)	(16)
Income taxes receivable	—	50	(19)
Accounts payable	10	38	(29)
Contract advances and allowances	97	61	(1)
Contract loss reserve	(45)	(26)	(27)
Accrued compensation	18	(5)	(10)
Contract-related liabilities	(19)	39	(19)
Pension and postemployment benefits	(57)	(71)	(4)
Other assets and liabilities	47	(7)	—
Cash provided by operating activities of continuing operations	520	519	303
Cash provided by operating activities of discontinued operations	—	—	—
Cash provided by operating activities	520	519	303
Investing Activities
Capital expenditures	(245)	(187)	(105)
Cash dividend (refunded to) Vista Outdoor, net of cash transferred to Vista Outdoor in conjunction with the Distribution of Sporting Group	—	—	(6)
Proceeds from the disposition of property, plant and equipment	—	4	—
Cash used in investing activities	(245)	(183)	(111)
Financing Activities
Credit facility borrowings	505	930	745
Credit facility payments	(505)	(930)	(745)
Payments made on bank debt	(40)	(40)	(25)
Payments made to extinguish debt	—	—	(1,274)
Proceeds from issuance of long-term debt	—	—	1,200
Payments made for debt issuance costs	—	—	(10)
Purchase of treasury shares	(32)	(134)	(81)
Dividends paid	(74)	(70)	(46)
Proceeds from employee stock compensation plans	17	4	4
Excess tax benefits from share-based plans	—	—	5
Cash used in financing activities	(129)	(240)	(227)

Increase (decrease) in cash and cash equivalents	146	96	(35)
Cash and cash equivalents at beginning of period	200	104	139
Cash and cash equivalents at end of period	$346	$200	$104

Supplemental Cash Flow Disclosures
Cash paid for interest, net	$60	$62	$41
Cash paid for income taxes, net	$24	$36	$26
Noncash investing activity:
Capital expenditures included in accounts payable of continuing operations	$12	$7	$5

   See Notes to the Consolidated Financial Statements.

ORBITAL ATK, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in millions except share data)	Common Stock $.01 Par Value		Additional Paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance, March 31, 2015	59,427,942	$1	$2,182	$894	$(848)	$(719)	$11	$1,521
Comprehensive income	—	—	—	186	62	—	—	248
Exercise of stock options	121,477	—	(5)	—	—	9	—	4
Restricted stock grants	67,529	—	(7)	—	—	7	—	—
Share-based compensation	—	—	20	—	—	—	—	20
Treasury stock purchased	(1,008,445)	—	—	—	—	(76)	—	(76)
Shares issued net of treasury stock withheld	125,717	—	(15)	—	—	10	—	(5)
Tax benefit related to share based plans and other	—	—	11	—	—	—	—	11
Distribution of Sporting Group				(6)				(6)
Dividends	—	—	—	(31)	—	—	—	(31)
Employee benefit plans and other	(4,225)	—	2	—	—	(2)	—	—
Balance, December 31, 2015	58,729,995	1	2,188	1,043	(786)	(771)	11	1,686
Comprehensive income	—	—	—	293	22	—	—	315
Exercise of stock options	32,175	—	(2)	—	—	2	—	—
Restricted stock grants	176,800	—	(13)	—	—	13	—	—
Share-based compensation	—	—	21	—	—	—	—	21
Treasury stock purchased	(1,570,333)	—	—	—	—	(124)	—	(124)
Shares issued net of treasury stock withheld	172,582	—	(16)	—	—	12	—	(4)
Tax benefit related to share based plans and other	—	—	(4)	—	—	—	—	(4)
Dividends	—	—	—	(70)	—	—	—	(70)
Employee benefit plans and other	(53,753)	—	1	—	—	(4)	—	(3)
Balance, December 31, 2016	57,487,466	1	2,175	1,266	(764)	(872)	11	1,817
Comprehensive income	—	—	—	310	(16)	—	—	294
Exercise of stock options	84,544	—	(3)	—	—	6	—	3
Restricted stock grants	156,675	—	(12)	—	—	12	—	—
Share-based compensation	—	—	23	—	—	—	—	23
Treasury stock purchased	(230,918)	—	—	—	—	(23)	—	(23)
Shares issued net of treasury stock withheld	247,977	—	(8)	—	—	18	—	10
Dividends	—	—	—	(74)	—	—	—	(74)
Employee benefit plans and other	(59,530)	—	—	—	—	(5)	—	(5)
Balance, December 31, 2017	57,686,214	$1	$2,175	$1,502	$(780)	$(864)	$11	$2,045
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
On February 9, 2015, the Company completed a tax-free spin-off of and distribution (the "Distribution") of its former Sporting Group to its stockholders as a new public company called Vista Outdoor Inc. ("Vista Outdoor"). Immediately following the Distribution, the Company combined with Orbital Sciences Corporation ("Orbital") through the merger of a company subsidiary with Orbital (the "Orbital-ATK Merger"). As a result of the Distribution, the Sporting Group is reported as a discontinued operation for all prior periods presented.
Basis of Presentation.   The consolidated financial statements of the Company include all majority-owned affiliates. Intercompany transactions and accounts have been eliminated.
Fiscal Year.   Beginning January 1, 2016, the Company changed its fiscal year from the period beginning on April 1 and ending on March 31 to the period beginning on January 1 and ending on December 31. As a result, for the fiscal period ended December 31, 2015, in these consolidated statements, including the notes thereto, the financial results are for a nine-month transition period ended December 31, 2015 ("2015 transition period"). Audited results for the year ended December 31, 2017 and 2016 are for a twelve-month period.
Use of Estimates.   The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires ("GAAP") management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.
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
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes, including scope and claims, are included in contract sales only when realization is estimated to be probable. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs that include an allocation of overhead costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estimated or a change in contract scope on a program caused a higher profit rate. Conversely, the unfavorable changes in contract estimates represent margin declines on programs where either estimated cost at completion was higher than previously estimated or a change in contract scope on a program caused a lower profit rate.
Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $105 million ($1.22 per diluted share) for the year ended December 31, 2017, approximately $81 million ($1.00 per diluted share) for the year ended December 31, 2016, and approximately $38 million ($0.43 per diluted share) in the 2015 transition period. Estimated costs to complete on loss contracts at December 31, 2017 and 2016 are $1,108 million and $1,333 million, respectively.
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
Operating Expenses.    Research and development, selling and general and administrative costs are expensed in the period incurred. Research and development ("R&D") costs include costs incurred for experimentation and design testing. Company-funded R&D is primarily for the improvement of current products and for development of next-generation technology. Customer-funded R&D is comprised primarily of activities we conduct under contracts with the U.S. Government and its prime contractors. Selling costs include bid and proposal efforts related to products and services. Costs that are incurred pursuant to contractual arrangements are recorded over the period that revenue is recognized, consistent with the Company's contract accounting policy.
Environmental Remediation and Compliance.    Costs associated with environmental compliance, restoration and preventing future contamination that are estimable and probable are accrued and expensed, or capitalized as appropriate. Expected remediation, restoration and monitoring costs relating to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are accrued and expensed in the period that such costs become estimable. Liabilities are recognized for remedial and resource restoration activities when they are probable and the cost can be reasonably estimated. The Company expects that a portion of its environmental remediation costs will be recoverable under U.S. Government contracts and has recorded a receivable equal to the amounts the Company expects to recover.
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
Marketable Securities.    Investments in a common collective trust that primarily invests in fixed income securities are classified as available-for-sale securities and are recorded at fair value within other noncurrent assets on the consolidated balance sheet. Unrealized gains and losses are recorded in other comprehensive income ("OCI"). When such investments are sold, the unrealized gains or losses are reversed from OCI and recognized in the consolidated income statement.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Net Property, Plant and Equipment. Property, plant and equipment is stated at cost and depreciated over estimated useful lives. Machinery and equipment is depreciated using the double declining balance method at most of the Company's facilities, and using the straight-line method at other Company facilities. Other depreciable property is depreciated using the straight-line method. Machinery and equipment is depreciated over 1 to 30 years and buildings and improvements is depreciated over 1 to 45 years. Leasehold improvements are depreciated over the shorter of the useful life of the asset or the length of the lease.
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
Accounting for Goodwill and Identifiable Intangible Assets.
Goodwill — Historically, the Company has tested goodwill for impairment on January 1 or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. During 2015, the Company changed its fiscal year end to December 31st and as a result, has changed the timing of impairment testing, primarily in order to better align the timing with our annual operating plan, forecasting and budgeting process, to the first day of the fourth quarter and whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The 2017 impairment analysis date was on October 2nd and the 2016 impairment analysis was October 3rd. The Company determined that the reporting units for its goodwill impairment review are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results.
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
Identifiable Intangible Assets — The Company's primary identifiable intangible assets consist of contract backlog intangible assets recorded as part of the Orbital-ATK Merger. Identifiable intangible assets with finite lives are amortized and evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangibles with indefinite lives are not amortized, if applicable, and are tested for impairment annually on the first day of the fourth quarter, or more frequently if events warrant.
Treasury Stock. Shares of Company common stock repurchased under the Company’s share repurchase program are held as treasury stock. Treasury stock is accounted for using the cost method. Shares held in treasury may be reissued to satisfy (i) the vesting of performance awards, total stockholder return performance awards ("TSR awards") and restricted stock units, (ii) the grant of restricted stock and (iii) the exercise of stock options. When treasury stock is reissued, the value is determined using a weighted-average basis.
Stock-based Compensation.    The Company's stock-based compensation plans, which are described more fully in Note 17, Stock Based Compensation, provide for the grant of various types of stock-based incentive awards, including performance awards, total stockholder return performance awards ("TSR awards"), restricted stock and options to purchase common stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on the Company's overall strategy regarding compensation, including consideration of the impact of expensing stock awards on the Company's results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Restructuring Costs. In fiscal 2015 and during the 2015 transition period, the Company executed business restructuring initiatives aimed at reducing the Company's fixed cost structure. The remaining restructuring liability for these actions relates primarily to lease losses on terminated leases and was $16 million at December 31, 2017 and $20 million at December 31, 2016. The change in the liability was primarily due to cash payments. No additional charges are expected for these actions.
Income Taxes.    Provisions for federal, state and foreign income taxes are calculated based on reported pre-tax earnings and current tax law. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income taxes and evaluating tax positions. The Company periodically assesses its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. Where it is not more likely than not that the Company's tax position will be sustained, the Company records the entire resulting tax liability and when it is more likely than not of being sustained, the Company records its best estimate of the resulting tax liability. Any applicable interest and penalties related to those positions are also recorded in the consolidated financial statements. To the extent the Company's assessment of the tax outcome of these matters changes, such change in estimate will impact income taxes in the period of the change. It is the Company's policy to record any interest and penalties related to income taxes as part of the income taxes for financial reporting purposes. Deferred tax assets related to carryforwards are reduced by a valuation allowance when it is not more likely than not that the amount will be realized before expiration of the carryforward period. As part of this analysis, the Company takes into account the amount and character of the income to determine if the carryforwards will be realized. Significant estimates and judgments are required for this analysis. Changes in the amounts of valuation allowance are recorded in tax expense in the period when the change occurs. For information on the effect of the Tax Cuts and Jobs Act (the "Tax Act") that was signed into law in December 2017, see Note 14, Income Taxes.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Non-financial Instruments.    The carrying amounts of receivables, inventory, accounts payable, accrued liabilities and other current assets and liabilities, approximate fair values due to the short maturity of these instruments. See Note 2, Fair Value of Financial Instruments, for additional disclosure regarding fair value of financial instruments.
Accounting Standards Updates Adopted. During the year ended December 31, 2017, the Company adopted the following Accounting Standard Updates:
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). This ASU amends the consolidation guidance issued under ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis, for those entities that are the single decision maker of a variable interest entity ("VIE") such that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interest in their entirety. Instead, they are required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments in this ASU were effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Accounting Standards Updates Issued But Not Yet Adopted.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The ASU amends Accounting Standard Codification ("ASC") Topic 815, Derivatives and Hedging, in order to simplify hedge accounting by better aligning an entity's financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods therein. The ASU will be applied utilizing a modified retrospective approach to existing hedging relationships as of the adoption date. The Company does not expect the provisions of ASU 2017-12 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements ("ASU 2017-09"), which identifies and provides guidance on the types of changes to share-based payment awards that an entity would be required to apply modification accounting under ASU 2016-09, Stock Compensation (Topic 718). Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017 and will be applied prospectively to awards modified on or after the effective date. The Company does not expect the provisions of ASU 2017-09 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. These ASUs clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards will be adopted on January 1, 2018 and are not expected to have a material impact on the Company's consolidated statement of cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The new standard is effective for annual reporting periods beginning after December 15, 2017. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.
The Company will adopt the standard on January 1, 2018 and apply the modified retrospective method. The Company has completed its analysis of ASU 2014-09, and the associated impact on the Company's business processes, systems and internal controls. As part of this analysis, the Company compared existing policies and procedures to the requirements of the standard and prepared modifications to ensure appropriate application of the standard. Additionally, the Company has designed and implemented specific controls over the adoption of the new standard. The Company did not experience significant changes to current controls. The Company is finalizing its assessment of the quantitative impact of adopting ASU 2014-09. The current anticipated financial impact of adoption is a reduction to retained earnings of approximately $325 million, a reduction to unbilled accounts receivable of approximately $475 million and increases in inventory and other current assets of approximately $150 million. The primary area of anticipated change relates to the determination of performance obligations in a contract. While not impacting the total amount of revenue recognized over the life of a contract, this determination will alter the timing of revenue recognition for certain contracts in the Company's portfolio. In addition, the Company will present expanded disclosures related to revenues and contracts with customers as required by ASU 2014-09.
Under ASU 2014-09, revenue is recognized as the Company satisfies a performance obligation by transferring control to the customer. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the Company expects contract revenue will generally be recognized over time using a cost incurred input measure. This is consistent with the percentage of completion cost-to-cost revenue recognition model currently used for the majority of the Company's contracts.
Other new pronouncements issued but not effective for the Company until after December 31, 2017 are not expected to have a material impact on the Company's continuing financial position, results of operations and cash flows.
2. Fair Value of Financial Instruments
The current authoritative guidance on fair value clarifies the definition of fair value, prescribes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about the use of fair value measurements. Fair value is defined as the price that would be

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing and foreign currency risk, the Company periodically utilizes commodity and foreign currency derivatives, which are considered Level 2 instruments. As discussed further in Note 3, Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds one interest rate swap with a total notional value of $100 million. The swap is valued based on future LIBOR, and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
Long-term Debt — The fair value of the variable rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed rate debt is based on market quotes for each issuance. The Company considers these to be Level 2 instruments.
The Company's non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At December 31, 2017 and 2016, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth, by level within the fair value hierarchy, the Company's financial assets and liabilities that are measured at fair value on a recurring basis (in millions):

	December 31, 2017
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$13	$—
Liabilities:
Derivatives	$—	$2	$—

	December 31, 2016
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3
Assets:
Derivatives	$—	$9	$—
Liabilities:
Derivatives	$—	$1	$—
Recorded carrying amount and fair value of debt was as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed rate debt	$700	$732	$700	$727
Variable rate debt	$710	$706	$750	$746
Investments in marketable securities — The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share, as determined by the investee company, with the number of units or shares owned at the valuation date. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all its liabilities and the resulting number is divided by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $15 million and $13 million at December 31, 2017 and 2016, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into interest rate swaps during fiscal 2014 requiring fixed rate payments on a total notional amount of $400 million, of which $100 million remains outstanding, and receives one-month LIBOR. The fair value of interest rate swap agreements approximates the amount at which they could be settled, based on future LIBOR, and the established fixed rate is based primarily on quotes from banks.
Interest rate swap agreements entered into to manage interest costs and risk associated with variable interest rates outstanding at December 31, 2017 were as follows (in millions):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100	$—	1.69%	1.57%	August 2018
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2017, the outstanding swap agreements were in a net liability position which would require the Company to make the net settlement payments to the counterparties if the agreements were settled as of that date. The Company does not anticipate nonperformance by counterparties and does not hold or issue derivative financial instruments for trading purposes.
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
Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows:

(Amounts in millions of pounds)	December 31,
	2017	2016
Copper	17	10
Zinc	6	3
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
As of December 31, 2017, the Company had the following outstanding Euro currency forward contracts in place:

(Amounts in millions of Euros)	December 31,
	2017	2016
Euros Sold	€7	€33
Euros Purchased	36	45
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair values in the consolidated balance sheets related to derivative instruments designated as hedging instruments were as follows (in millions):

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Commodity forward contracts(1)	$11	$5	$—	$—
Foreign currency forward contracts(1)	2	3	2	—
Foreign currency forward contracts(2)	—	1	—	—
Interest rate swap contracts(2)	—	—	—	1
Total	$13	$9	$2	$1
____________________________________________________________
(1) Location - Other current assets/Other current liabilities
(2) Location - Other noncurrent assets/Other noncurrent liabilities
Gains and (losses) reclassified from Accumulated Other Comprehensive Loss to the consolidated statements of comprehensive income related to derivative instruments were as follows (in millions):

	Location	Year Ended December 31, 2017	Year Ended December 31, 2016
Commodity forward contracts	Cost of sales	$2	$(3)
Interest rate swap contracts	Interest expense	(1)	(3)
Foreign currency forward contracts	Cost of sales	4	—
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
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the years ended December 31, 2017 and December 31, 2016; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes.
4. Mergers and Divestiture
Northrop Grumman. On September 17, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Corporation (“Northrop Grumman”) and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman (“Sub”), under which Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Northrop Grumman (the “Merger”).
Upon the closing of the Merger, each outstanding share of Company common stock, other than shares owned by the Company, Northrop Grumman or Sub (which will be canceled) and appraisal shares, will automatically be converted into the right to receive $134.50 in cash, without interest and less any applicable withholding taxes.
The stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting held on November 29, 2017. Closing remains subject to customary closing conditions, including obtaining required regulatory approvals. The Company received a request for additional information from the Federal Trade Commission ("FTC") on December 6, 2017.
Orbital. On February 9, 2015, the Company completed the spin-off and Distribution of its former Sporting Group to its stockholders and merged with Orbital pursuant to a transaction agreement dated April 28, 2014 (the "Transaction Agreement"). Both the Distribution and Orbital-ATK Merger were structured to be tax-free to U.S. stockholders for U.S. federal income tax purposes. Under the Transaction Agreement, a subsidiary of the Company merged with and into Orbital, with Orbital continuing as a wholly-owned subsidiary of the Company.
Ongoing Business with Vista Outdoor
In conjunction with the Distribution of the Company's former Sporting Group, the Company entered into two supply agreements and one Transition Services Agreement ("TSA") with Vista Outdoor. The supply agreements call for Vista Outdoor to purchase certain minimum quantities of ammunition and gun powder from the Company through 2018 or 2017, as applicable. The supply agreements, which are priced at arms-length, expire in 2018 for the ammunition agreement with the gun powder agreement expiring in 2017. The supply agreements had an option to be extended in one-to-three year increments. The agreements were not extended and expired or will expire according to their original terms. Under the terms of the TSA, the Company provided Vista Outdoor with administrative services for 12 months following the Distribution and provided tax-related services for 18 months following the Distribution, extendable to 30 months. At the option of Vista Outdoor, the Company is currently providing tax-audit related services. Fees for services under the TSA are charged to Vista Outdoor.
Sales to Vista Outdoor under the two supply agreements, reported within Defense Systems Group, were $181 million for the year ended December 31, 2017, $238 million for the year ended December 31, 2016 and $138 million for the 2015 transition period.
5. Net Receivables
Net receivables, including amounts due under long-term contracts, consisted of the following:

	December 31,
	2017	2016
	(in millions)
Billed receivables
U.S. Government contracts	$159	$132
Commercial and other	92	112
Unbilled receivables
U.S. Government contracts	850	806
Commercial and other	793	691
Less allowance for doubtful accounts	(1)	—
Net receivables	$1,893	$1,741
Receivable balances are shown net of customer progress payments received of $697 million at December 31, 2017 and $601 million at December 31, 2016.
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
At December 31, 2017 and 2016, the aggregate amount of contract-related unbilled receivables the Company does not expect to collect within the next 12 months was $275 million and $287 million, respectively.
The Company records an allowance for doubtful accounts, reducing the receivables balance to an amount the Company estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of customers' financial condition and historical collection experience.
6. Net Inventories
Net inventories consisted of the following:

	December 31,
	2017	2016
	(in millions)
Raw materials	$89	$93
Work/contracts in process	113	121
Finished goods	19	1
Net inventories	$221	$215
7. Net Property, Plant and Equipment
Net property, plant and equipment consisted of the following:

	December 31,
	2017	2016
	(in millions)
Land	$29	$29
Buildings and other improvements	412	383
Machinery, equipment and other	1,432	1,313
Property not yet in service	280	212
Gross property, plant and equipment	2,153	1,937
Less accumulated depreciation	(1,219)	(1,121)
Net property, plant and equipment	$934	$816
Depreciation expense was $118 million for the year ended December 31, 2017, $116 million in the year ended December 31, 2016 and $89 million in the 2015 transition period.
8. Goodwill and Net Intangibles
Changes in goodwill by segment were as follows:

	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
	(in millions)
Balance, December 31, 2015	$923	$363	$542	$1,828
Measurement period adjustments	6	—	(2)	4
Balance, December 31, 2016	929	363	540	1,832
Adjustments	—	—	—	—
Balance at December 31, 2017	$929	$363	$540	$1,832
The goodwill impairment analysis conducted for the years ended December 31, 2017 and 2016 and for the 2015 transition period concluded there were no impairments.
Goodwill recorded within Defense Systems Group and Space Systems Group is presented net of accumulated impairment losses totaling $4 million and $143 million, respectively, at December 31, 2017.
Net intangibles consisted of the following amortizing intangibles:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
	(in millions)
Contract backlog	$173	$(115)	$58	$173	$(79)	$94
Patented technology	11	(8)	3	11	(7)	4
Customer relationships and other	—	—	—	2	(2)	—
Net intangibles	$184	$(123)	$61	$186	$(88)	$98
The contract backlog asset in the table above is being amortized as underlying costs are recognized under the contract. The other assets in the table above are being amortized using a straight-line method. Amortization expense related to these assets was $37 million for the year ended December 31, 2017, $43 million for the year ended December 31, 2016 and $33 million in the 2015 transition period.
Scheduled amortization is as follows:

	Contract Backlog	Patented Technology	Total
	(in millions)
2018	$25	$1	$26
2019	22	1	23
2020	11	1	12
2021	—	—	—
2022	—	—	—
Total	$58	$3	$61
9. Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2017	2016
	(in millions)
Employee benefits and insurance	$81	$74
Deferred lease obligation	2	2
Interest	10	10
Accrued tax liabilities	26	28
Environmental liability	5	6
Other	86	63
Total other current liabilities	$210	$183

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Long-term Debt
Long-term debt, including the current portion, consisted of the following:

	December 31,
	2017	2016
	(in millions)
Senior Credit Facility:
Term Loan A due 2020	$710	$750
Revolving Credit Facility due 2020	—	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Carrying amount of long-term debt	1,410	1,450
Unamortized debt issuance costs:
Senior Credit Facility	4	5
5.25% Senior Notes due 2021	1	2
5.50% Senior Notes due 2023	4	5
Unamortized debt issuance costs	9	12
Long-term debt less unamortized debt issuance costs	1,401	1,438
Less: Current portion of long-term debt	40	40
Long-term debt	$1,361	$1,398
Senior Credit Facility
In September 2015, the Company refinanced its former senior credit facility (the "Former Senior Credit Facility") with a new senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1,000 million (the "Revolving Credit Facility"), both of which mature in 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Substantially all tangible and intangible assets of the Company and certain domestic subsidiaries, excluding real property, are pledged as collateral under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Borrowings under the Former Senior Credit Facility were charged interest at a rate equal to either the sum of a base rate plus a margin or the sum of a Eurodollar rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps discussed below, was 2.84% at December 31, 2017. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this current fee is 0.20%. At December 31, 2017, the Company had no borrowings outstanding on the Revolving Credit Facility and had outstanding letters of credit of $240 million, which reduced amounts available on the Revolving Credit Facility to $760 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
At December 31, 2017, the Company had the following cash flow hedge interest rate swaps in place:

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
	(in millions)
Non-amortizing swap	$100	$—	1.69%	1.57%	August 2018
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
Scheduled Minimum Loan Payments
Scheduled minimum loan payments are as follows:

(in millions)
2018	$40
2019	40
2020	630
2021	300
2022	—
Thereafter	400
Total	$1,410
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The 5.25% Notes and 5.50% Notes limit the aggregate sum of dividends, share repurchases and other designated restricted payments. The Senior Credit Facility also requires the Company to meet and maintain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The Company is in compliance with its credit agreement covenants as of December 31, 2017.
11. Accumulated Other Comprehensive Loss
Changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of income taxes, were as follows:

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total	Derivatives	Pension and Other Post- retirement Benefits	Available-for-sale Securities	Total
	(in millions)
Beginning of period unrealized gain (loss) in AOCI	$5	$(771)	$2	$(764)	$(3)	$(784)	$1	$(786)
Net increase in fair value of derivatives	5	—	—	5	4	—	—	4
Net (gains) losses reclassified from AOCI, offsetting the price paid to suppliers(1)	(3)	—	—	(3)	4	—	—	4
Net actuarial losses reclassified from AOCI(2)	—	82	—	82	—	79	—	79
Prior service costs reclassified from AOCI(2)	—	(17)	—	(17)	—	(17)	—	(17)
Valuation adjustment for pension and postretirement benefit plans	—	(83)	—	(83)	—	(49)	—	(49)
Other	—	—	—	—	—	—	1	1
End of period unrealized gain (loss) in AOCI	$7	$(789)	$2	$(780)	$5	$(771)	$2	$(764)
_________________________________________

(1)	Amounts related to derivative instruments that were reclassified from AOCI and recorded as a component of cost of sales or interest expense for each period presented.

(2)
Amounts related to pension and other postretirement benefits that were reclassified from AOCI and recorded as a component of net periodic benefit cost for each period presented (Note 13, Employee Benefit Plans).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Earnings per Share
The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings per share ("EPS") calculations, with amounts in millions, except per share data:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
Numerator:
Income from continuing operations of Orbital ATK, Inc.	$310	$293	$185
Income from discontinued operations	—	—	1
Net income attributable to Orbital ATK, Inc.	310	293	186
Earnings allocated to participating securities	—	—	—
Income available to common stockholders	$310	$293	$186

Denominator:
Weighted-average shares of common stock	57.38	57.99	59.36
Dilutive effect of stock-based awards	0.53	0.47	0.56
Diluted weighted-average shares of common stock	57.91	58.46	59.92
Anti-dilutive stock options and other stock awards excluded from the calculation of diluted earnings per share	0.10	0.31	0.10

Net income per common share from:
Basic:
Continuing operations	$5.39	$5.05	$3.12
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$5.39	$5.05	$3.14
Diluted:
Continuing operations	$5.34	$5.01	$3.09
Discontinued operations	—	—	0.02
Net income attributable to Orbital ATK, Inc.	$5.34	$5.01	$3.11
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
Defined Benefit Plans
The Company's noncontributory defined benefit pension plans include the following legacy Alliant Techsystems Inc. plans: "Alliant Techsystems Inc. Pension and Retirement Plan" and "Thiokol Propulsion Pension Plan" (the "ATK Plans") and the legacy Orbital Sciences plans: "Fairchild Bargained Plan" and "Fairchild Space and Defense Plan" (the "Orbital Plans"). The Orbital Plans were merged into the Alliant Techsystems Inc. Pension and Retirement Plan on December 31, 2015 and the combined plan's name was changed to the "Orbital ATK, Inc. Pension and Retirement Plan." The Company's ongoing defined benefit pension plans are the Orbital ATK Inc. Pension and Retirement Plan and the Thiokol Propulsion Pension Plan (the "Orbital ATK Plans").

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to reflect the funded status of the pension and other postretirement benefit ("PRB") plans on the consolidated balance sheet. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. The Company has recognized the aggregate of all underfunded plans within the accrued pension liability and postretirement and postemployment benefits liabilities. The Company has recognized the aggregate of all overfunded plans within other noncurrent assets. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in other accrued liabilities.
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

	Pension Benefits		Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,926	$2,953	$69	$114
Service cost	17	18	—	—
Interest cost	98	101	2	3
Plan amendments	—	—	—	(39)
Actuarial loss (gain)	229	87	3	1
Retiree contributions	—	—	—	5
Benefits paid	(218)	(233)	(7)	(15)
Benefit obligation at end of period	3,052	2,926	67	69
Change in plan assets:
Fair value of plan assets at beginning of period	2,208	2,190	61	60
Actual return on plan assets	277	131	4	4
Retiree contributions	—	—	—	5
Employer contributions	118	120	3	7
Benefits paid	(218)	(233)	(7)	(15)
Fair value of plan assets at end of period	2,385	2,208	61	61
Unfunded status	$(667)	$(718)	$(6)	$(8)

	Pension Benefits		Other Postretirement Benefits
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
Noncurrent assets	$—	$—	$19	$17
Other current liabilities	(4)	(3)	(3)	(3)
Postretirement benefit liabilities	—	—	(22)	(22)
Pension liabilities	(663)	(715)	—	—
Net amount recognized	$(667)	$(718)	$(6)	$(8)
Accumulated other comprehensive loss (income) related to:
Unrecognized net actuarial losses	$1,376	$1,398	$16	$15
Unrecognized prior service benefits	(90)	(110)	(36)	(43)
Accumulated other comprehensive loss (income)	$1,286	$1,288	$(20)	$(28)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amount that will be amortized from AOCI into net periodic benefit cost in 2018 is as follows:

	Pension	Other Postretirement Benefits
	(in millions)
Recognized net actuarial losses	$147	$2
Amortization of prior service benefits	(20)	(5)
Total	$127	$(3)
The accumulated benefit obligation for all defined benefit pension plans was $3,052 million at December 31, 2017 and $2,926 million at December 31, 2016.

	December 31,
	2017	2016
	(in millions)
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,052	$2,926
Accumulated benefit obligation	$3,052	$2,926
Fair value of plan assets	$2,385	$2,208
Components of net periodic benefit cost were as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Components of net periodic benefit cost:
Service cost	$17	$18	$14	$—	$—	$—
Interest cost	98	101	91	2	3	3
Expected return on plan assets	(157)	(162)	(120)	(3)	(3)	(3)
Amortization of unrecognized net loss	131	126	113	2	1	2
Amortization of unrecognized prior service benefit	(20)	(21)	(16)	(7)	(6)	(5)
Net periodic benefit cost before special termination benefits cost/curtailment	69	62	82	(6)	(5)	(3)
Special termination benefits cost/curtailment	—	2	—	—	—	—
Net periodic benefit cost	$69	$64	$82	$(6)	$(5)	$(3)
The special termination benefits cost/curtailment cost in the table above represents a settlement expense to recognize the impact of lump sum benefit payments made in the non-qualified supplemental executive retirement plan.
At the end of the 2015 transition period, the Company changed the approach used to measure service and interest costs for pension and other postretirement benefits. For the 2015 transition period, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016 and 2017, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans' liability cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' liability cash

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. The Company accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.
Assumptions

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Weighted-average assumptions used to determine benefit obligations at the end of each period
Discount rate	3.65%	4.14%	4.40%	3.36%	3.62%	3.98%
Rate of compensation increase:
Union	2.90%	3.11%	3.13%
Salaried	3.51%	3.56%	3.62%

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015

Weighted-average assumptions used to determine net periodic benefit cost for each period
Discount rate	4.14%	4.40%	3.90%	3.63%	3.98%	3.55%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%	4.00% / 6.00%	4.00% / 6.00%	5.00% / 6.25%
Rate of compensation increase:
Union	3.11%	3.13%	3.66%
Salaried	3.56%	3.60%	3.14%
In developing the expected long-term rate of return assumption, the Company considers input from its actuaries and other advisors, annualized returns of various major indices over a long-term time horizon and the Company's own historical 5-year and 10-year compounded investment returns. The expected long-term rate of return of 7.00% used in the year ended December 31, 2017 for the plans was based on an asset allocation range of 20 - 45% in public equity investments, 35 - 50% in fixed income investments, 0 - 10% in real estate investments, 15 - 30% collectively in hedge fund and private investments and 0 - 6% in cash investments. The actual return in any fiscal year will likely differ from the Company's assumption, but the Company's estimate of its return is based on long-term projections and historical results. Therefore, any variance in a given year does not necessarily indicate that the assumption should be changed.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
Pension.    Pension plan weighted-average asset allocations:

	Anticipated 2018		Actual
	Low	High	December 31, 2017	December 31, 2016
Asset category:
Domestic equity	10.0%	20.0%	15.7%	12.5%
International equity	10.0%	20.0%	14.6%	18.4%
Fixed income	35.0%	50.0%	34.2%	38.2%
Real estate	2.0%	6.0%	3.6%	3.5%
Hedge funds/private equity	15.0%	30.0%	24.6%	21.1%
Other investments/cash	2.0%	8.0%	7.3%	6.3%
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
U.S. Government Securities, Corporate Debt, Common Stock and Registered Investment Companies:    Investments are valued at the closing price reported on the active market on which the individual securities are traded.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Partnership/Joint Venture Interests:    Given the inherent illiquidity of many partnership/joint venture investments, these investments are generally valued based on unobservable inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use pricing the asset. While the valuation methodologies may differ among each entity, the method for valuing these assets is primarily net asset values; other methods may include, but are not limited to, discounted cash flow analysis and comparable trading data for similar investments. The General Partner or Account Manager for these investments aggregates the values of underlying account securities and assets, then determines a final net asset value at the overall fund or account level and apportions that among the various investors by percentage of partnership or account ownership percentages.
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
Fair Value: Pension plan investments using the fair value hierarchy consisted of the following:

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Interest-bearing cash	$—	$2	$—	$2
U.S. Government securities	4	—	—	4
Corporate debt	—	147	—	147
Common stock	83	—	—	83
Registered investment companies	28	—	—	28
Value of funds in insurance company accounts	—	40	—	40
Total assets in the fair value hierarchy	$115	$189	$—	$304
Investments measured at NAV				2,081
Total investments				$2,385
Pension plan investments using the fair value hierarchy consisted of the following:

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in millions)
Interest-bearing cash	$—	$2	$—	$2
U.S. Government securities	3	—	—	3
Corporate debt	—	138	—	138
Common stock	62	1	—	63
Registered investment companies	56	—	—	56
Value of funds in insurance company accounts	—	39	1	40
Total assets in the fair value hierarchy	$121	$180	$1	$302
Investments measured at NAV				1,906
Total investments				$2,208

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no material changes in Level 3 assets during the year ended December 31, 2017 or the year ended December 31, 2016.
There was no direct ownership of the Company's common stock included in plan assets at any of the periods presented.
Other Postretirement Benefits.    The Company's other PRB obligations were 91.0% and 88.4% pre-funded at December 31, 2017 and December 31, 2016, respectively.
Portions of the assets are held in a 401(h) account held within the pension master trust and are invested in the same manner as the pension assets. Approximately 52% and 47% of the assets were held in the 401(h) account at December 31, 2017 and December 31, 2016, respectively. The remaining assets are in fixed income investments. The Company's investment objective for the other PRB plan assets is the preservation and safety of capital.
Contributions
During the year ended December 31, 2017, the Company contributed $115 million directly to the Orbital ATK pension plans. The Company distributed $3 million directly to retirees under its supplemental (nonqualified) executive retirement plan and $3 million to its other PRB plans during the year ended December 31, 2017. The Company is not required to make any contributions to the Orbital ATK pension plans to meet its legally required minimum for 2018. The Company also expects to distribute approximately $4 million directly to retirees under its supplemental executive retirement plans and to distribute approximately $4 million to its other postretirement benefit plans in 2018.
Expected Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid in the years ending December 31. The pension benefits will be paid primarily out of the pension trust.

	Pension Benefits	Other Postretirement Benefits
	(in millions)
2018	$225	$8
2019	197	7
2020	200	7
2021	203	7
2022	203	6
2023 through 2027	994	24
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's contributions to the 401(K) plan were $73 million in the year ended December 31, 2017, $56 million in the year ended December 31, 2016 and $41 million in the 2015 transition period. The Company also made a contribution to the 401(k) plan of $4 million in fiscal 2016 for a prior Orbital Sciences 401(k) Plan annual discretionary profit sharing contribution based on the participant's compensation earned prior to the merger.
14. Income Taxes
On December 22, 2017, the Tax Act was signed into law. The Tax Act changes existing United States tax law and includes numerous provisions that will impact the Company, including reducing the corporate tax rate to 21% from 35% for years beginning after December 31, 2017. The Tax Act also introduces prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition and additional limitations on executive compensation. The Company is continuing to evaluate the impact of the Tax Act on our business and results of operations.
In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law, the Company recognized the income tax effects of the Tax Act in its 2017 financial statements. The income tax effects of the Tax Act that have been accounted for in 2017 are based on reasonable estimates. If the Company was able to make reasonable estimates for the effects of the Tax Act for which the Company's analysis was not complete, the Company recorded provisional adjustments in accordance with SAB 118.
The Company believes the reduction of the U.S. corporate income tax rate as a result of the Tax Act will have the most significant impact on the Company’s federal income taxes. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The company recognized income tax expense of $39 million for the year ended December 31, 2017 and a corresponding $39 million decrease in net deferred tax assets as of December 31, 2017 related to the remeasurement of deferred tax assets and liabilities to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, both which are complete under SAB 118.
The Company’s accounting for the following effects of the Tax Act are not complete: (1) cost recovery, (2) limitation on the deductibility of certain executive compensation, (3) recovery of Alternative Minimum Tax credits and (4) valuation allowances against state tax attribute carryforwards. The Company was able to make reasonable estimates of certain effects and, therefore recorded provisional adjustments for such effects, none of which were material.  The Company expects to finalize all provisional and non-estimable amounts within the measurement period as described in SAB 118.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Tax Expense
Substantially all of the Company’s income from continuing operations before income taxes for the three years ended December 31, 2017 was earned in the United States. The provision for income taxes related to continuing operations for each of the three years ended December 31, 2017 included the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
	(in millions)
Current:
Federal	$75	$63	$28
State	9	2	2
Non-US	—	4	—
Deferred:
Federal	72	39	55
State	(4)	3	2
Income taxes	$152	$111	$87
Differences between the federal statutory rate and the Company's effective rate related to the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	3.3	2.8	2.1
Domestic manufacturing deduction	(1.9)	(2.3)	(1.5)
True-up of prior year taxes	(3.2)	(2.6)	0.1
Research and development tax credit	(9.3)	(12.6)	(5.2)
Change in prior year contingent tax liabilities	(1.3)	0.1	1.0
Impacts related to the 2017 Tax Act	8.4	—	—
Other, net	(0.1)	0.1	(1.2)
Change in valuation allowance	2.1	7.0	1.6
Income tax provision	33.0%	27.5%	31.9%
Deferred Income Taxes
Deferred income taxes arise because of temporary differences in the timing of the recognition of income and expense items for financial statement reporting and income tax purposes. The net effect of these temporary differences are classified in the consolidated financial statements of financial position as noncurrent assets or liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities resulting from temporary differences related to the following:

	December 31,
	2017	2016
	(in millions)
Deferred income tax assets:
Retirement benefits	$169	$271
Federal carryforwards	31	13
State carryforwards	73	50
Other	8	19
Other reserves	10	21
Accruals for employee benefits	25	40
Inventory	13	25
Contract method of revenue recognition	42	80
Total deferred income tax assets before valuation allowance	371	519
Valuation allowance	(62)	(42)
Total deferred income tax assets	309	477
Deferred income tax liabilities:
Intangible assets	(47)	(86)
Property, plant and equipment	(104)	(127)
Debt-related	(3)	(10)
Total deferred income tax liabilities	(154)	(223)
Net deferred income tax assets	$155	$254
The Company believes it is more likely than not that the recorded deferred benefits will be realized through the reduction of future taxable income. The Company's recorded valuation allowance of $62 million at December 31, 2017 relates to certain capital loss, tax credits and net operating losses that are not expected to be realized before their expiration.
Included in the net deferred tax asset are net operating loss and credit carryovers of $35 million, net of valuation allowances, which expire in years ending from December 31, 2018 through December 31, 2038, and a $9 million federal AMT tax credit that will be utilized or fully refunded prior to 2022.
The following summarizes activity related to valuation allowances for deferred tax assets:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
	(in millions)
Beginning Balance	$42	$13	$9
Additions, charged to expense	21	37	5
Deductions	(1)	(8)	(1)
Ending Balance	$62	$42	$13
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
Unrecognized tax benefits consist of the carrying value of the Company's recorded uncertain tax positions as well as the potential tax benefits that could result from other tax positions that have not been recognized in the financial statements under current authoritative guidance. At December 31, 2017 and December 31, 2016, unrecognized tax benefits that have not been recognized in the financial statements amounted to $137 million and $121 million, respectively, of which $125 million and $106 million, respectively, would affect the effective tax rate, if recognized. The remaining balance is related to deferred tax items which only impact the timing of tax payments. Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $30 million reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in earnings from $0 million to $27 million.
Changes in unrecognized tax benefits, excluding interest and penalties, were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
	(in millions)
Unrecognized tax benefits, beginning of period	$119	$81	$34
Gross increases—tax positions in prior periods	6	30	42
Gross decreases—tax positions in prior periods	(2)	(4)	(1)
Gross increases—current-period tax positions	21	18	6
Settlements	—	(5)	—
Lapse of statute of limitations	(10)	(1)	—
Unrecognized tax benefits, end of period	$134	$119	$81
The Company reports income tax-related interest income within income taxes. Penalties and tax-related interest expense are also reported as a component of income taxes. At December 31, 2017 and December 31, 2016, $3 million and $2 million of income tax-related interest and an immaterial amount of penalties were included in accrued income taxes, respectively.
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
15. Commitments
The Company leases land, buildings and equipment under various operating leases, which generally have renewal options of one to five years. Rent expense was $95 million in the year ended December 31, 2017, $88 million in the year ended December 31, 2016, and $69 million in the 2015 transition period.
Scheduled operating lease payments are as follows:

(in millions)
2018	$85
2019	81
2020	67
2021	59
2022	48
Thereafter	60
Total	$400

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of the Company's restructuring activities in connection with the Orbital-ATK Merger, certain leased spaces were vacated by the Company. The Company has subleased most of this space and sublease income was not material for the year ended December 31, 2017.
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
On April 29, 2016, US Space LLC filed a complaint against the Company and its subsidiary, ATK Space Systems Inc. in New York Supreme Court, alleging breach of contract and various other claims, and seeking unspecified damages, all related to ViviSat LLC, a former joint venture between the parties. The Company believes US Space’s claims are without merit. On May 27, 2016, the Company filed a countersuit in Loudoun County Circuit Court in the Commonwealth of Virginia (ATK Space Systems, Inc. and Orbital ATK, Inc. v. U.S. Space LLC, Case No. CL-101847) asserting claims for declaratory and injunctive relief against US Space LLC relating to ViviSat. The Company’s Virginia complaint alleged a failure of US Space to perform contractual obligations relating to obtaining financing for ViviSat, triggering certain rights of the Company that led to the dissolution of the venture. On November 11, 2016, the New York Supreme Court dismissed US Space’s New York case in its entirety. On January 6, 2017, US Space filed counterclaims against the Company, similar to its previous claims in its now-dismissed New York lawsuit. US Space’s initial counterclaims in the Virginia case sought damages of at least $125 million, but increased its damages demand to $385 million in the fourth quarter of 2017. A jury trial is currently ongoing. While the Company continues to believe that US Space’s counterclaims are without merit, the amount of the damages sought, if ever awarded, could be material to our cash flows and results of operations.
Securities Class Action
Seven purported class actions challenging the Merger were filed in the United States District Court for the Eastern District of Virginia, captioned Lickteig v. Orbital ATK, Inc., et al., filed October 11, 2017 (the "Lickteig Action"), Ayzin v. Orbital ATK, Inc., et al., filed October 13, 2017 (the "Ayzin Action"), Sedon v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Sedon Action"), Berg v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Berg Action"), Simnowitz v. Orbital ATK, Inc., et al., filed October 18, 2017 (the "Simnowitz Action"), Cramer v. Orbital ATK, Inc., et al., filed October 25, 2017 (the "Cramer Action"), and Donato v. Orbital ATK, Inc., et al., filed on November 7, 2017 (the "Donato Action" and collectively with the Lickteig Action, Ayzin Action, Sedon Action, Berg Action, Simnowitz Action and Cramer Action, the "Actions"). The Actions alleged certain violations of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended, and sought, among other things, damages, attorneys' fees and injunctive relief to prevent the Merger from closing. While the Company believed that the Actions lacked merit and that the disclosures set forth in the proxy statement complied fully with applicable law, in order to moot plaintiffs' unmeritorious disclosure claims, avoid nuisance and possible expense and provide additional information to our stockholders, the Company determined to voluntarily supplement the proxy statement, as set forth in the Company's Schedule 14A filed with the SEC on November 20, 2017. On November 20, 2017, the Ayzin Action, Sedon Action, Berg Action, Cramer Action and Donato Action were each voluntarily dismissed with prejudice as to the plaintiffs. On

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 8, 2017, the Simnowitz Action was voluntarily dismissed with prejudice as to the plaintiff and on January 12, 2018, the Lickteig Action was voluntarily dismissed with prejudice as to the plaintiff. While each of the Actions have been voluntarily dismissed with prejudice as to the plaintiffs, additional plaintiffs may file lawsuits against the Company and/or its directors and officers in connection with the Merger.
On August 12, 2016, a putative class action complaint, naming the Company, our Chief Executive Officer and our Chief Financial Officer as defendants, was filed in the United States District Court for the Eastern District of Virginia (Steven Knurr, et al. v. Orbital ATK, Inc., No. 16-cv-01031 (TSE-MSN)). The class action complaint asserts claims on behalf of purchasers of Orbital ATK securities for violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder, arising out of allegedly false and misleading statements and the failure to disclose that: (i) the Company lacked effective control over financial reporting; and (ii) as a result, the Company failed to record an anticipated loss on its long-term contract with the U.S. Army to manufacture and supply small caliber ammunition at the U.S. Army's Lake City Army Ammunition Plant. On April 24, 2017 and October 10, 2017, the plaintiffs filed amended complaints naming additional defendants and asserting claims for violations of additional sections of the Exchange Act and alleged false and misleading statements in the Company's Form S-4 filed with the SEC relating to the Orbital-ATK Merger. The complaint seeks an award of damages, an award of reasonable costs and expenses at trial, including counsel and expert fees, and an award of such other relief as deemed appropriate by the Court.
SEC Investigation
The SEC is conducting a non-public investigation relating to our historical accounting practices as a result of the prior restatement of the Company's unaudited condensed consolidated financial statements for the quarterly periods ended July 5, 2015 and October 4, 2015 as described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed with the SEC on March 15, 2016. The Company has also voluntarily self-reported to the SEC regarding matters pertaining to the Restatement described in the Company's Amendment to the Transition Report on Form 10-K for the nine-month transition period ending December 31, 2015 filed on February 24, 2017. The Company is cooperating fully with the SEC in connection with these matters.
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
Claim Recovery
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables included $17 million and $18 million as of December 31, 2017 and December 31, 2016, respectively, for contract claims based on progress to date on certain contracts.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of the amounts recorded for environmental remediation:

	December 31, 2017		December 31, 2016
	Liability	Receivable	Liability	Receivable
	(in millions)
Current	$5	$3	$6	$3
Noncurrent	28	10	35	15
Total	$33	$13	$41	$18
At December 31, 2017, the estimated range of reasonably possible costs of environmental remediation was $33 million to $59 million.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company cannot ensure that the U.S. Government, Hercules, Alcoa, or other third parties will reimburse it for any particular environmental costs or reimburse the Company in a timely manner or that any claims for indemnification will not be disputed. U.S. Government reimbursements for cleanups are financed out of a particular agency's operating budget and the ability of a particular governmental agency to make timely reimbursements for cleanup costs will be subject to national budgetary constraints. The Company's failure to obtain full or timely reimbursement from the U.S. Government, Hercules, Alcoa, or other third parties could have a material adverse effect on its operating results, financial condition or cash flows. While the Company has environmental management programs in place to mitigate these risks, and environmental laws and regulations have not had a material adverse effect on the Company's operating results, financial condition or cash flows in the past, it is difficult to predict whether they will have a material impact in the future.
In December 2001, the Company received notice from the State of Utah of a potential claim against the Company under Section 107(f) of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") for natural resource damages at Bacchus, one of the Hercules Facilities, in Magna, Utah. The notice letter, which was issued to preserve the State's rights under CERCLA, also expressly acknowledged the State's willingness to allow the Company to go forward with its currently-planned monitoring and remediation program. The State's preliminary estimate of damages contained in this claim was $139 million, which is based on known and alleged groundwater contamination at and near Bacchus and is related to Hercules' manufacturing operations at the site. The Company received similar notices related to the Promontory facility that was acquired from Alcoa in the acquisition of Thiokol and Kennecott’s Section 21 Well Field due to the presence of perchlorate. Although the Company has previously made accruals for its best estimate of the probable and reasonably estimable costs related to the remediation obligations known to the Company with respect to the affected areas, the Company cannot yet predict if or when a suit may be filed against it, nor can the Company determine any additional costs that may be incurred in connection with this matter.
Expected aggregate undiscounted environmental remediation payments, net of expected recoveries, are as follows:

(in millions)
2018	$2
2019	1
2020	—
2021	2
2022	2
Thereafter	13
Total	$20
There were no material insurance recoveries related to environmental remediation during any of the periods presented.
17. Stock-Based Compensation
The Company has authorized 5,000,000 shares of preferred stock, par value $1.00, none of which has been issued.
During the year ended December 31, 2017, the Company sponsored five stock-based incentive plans, including: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan"); three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan); and one legacy Orbital plan, under which the Company assumed the obligation to issue Company common stock pursuant to the terms of the transaction agreement ("the Transaction Agreement") relating to the Orbital-ATK Merger (the Orbital Sciences Corporation 2005 Amended and Restated Stock Incentive Plan). At December 31, 2017, the Company has authorized up to 3,750,000 common shares under the 2015 Stock Incentive

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan, of which 2,084,273 common shares are available to be granted. No new grants will be made out of the other four plans.
During the year ended December 31, 2016, the Company adopted an Employee Stock Purchase Plan ("ESPP") whereby eligible employees may purchase shares of the Company's common stock at the lesser of 85% of the fair market value of a share of common stock at the beginning or at the end of the quarterly offering period. The ESPP is compensatory and the fair value of the shares purchased is determined using the Black-Scholes option pricing model. As of December 31, 2017, the Company had authorized up to 2,000,000 common shares, of which 1,781,318 shares of common shares were available for purchase under the ESPP. The Company recognized $2 million and $1 million of ESPP expense during the year ended December 31, 2017 and 2016, respectively. In connection with the Merger, the ESPP has been suspended as of October 1, 2017.
There are four types of awards outstanding under the Company's stock incentive plans: performance awards, total stockholder return performance awards ("TSR awards"), restricted stock and stock options. The Company issues treasury shares upon (i) the vesting of performance awards, TSR awards and restricted stock units, (ii) the grant of restricted stock, and (iii) the exercise of stock options.
The Company's nonvested stock-based compensation awards activity was as follows:

	Performance Share and TSR Awards	Restricted Stock Units	Restricted Stock Awards	Combined Weighted Average Grant Date Fair Value
Nonvested, March 31, 2015	160,530	500,939	212,635	$77.02
Granted	2,976	—	86,108	74.88
Canceled/forfeited	(5,374)	(10,908)	(9,914)	80.88
Vested	(333)	(191,084)	(17,806)	43.87
Nonvested, December 31, 2015	157,799	298,947	271,023	$75.57
Granted	153,888	—	176,800	80.14
Canceled/forfeited	(706)	(2,933)	(7,720)	78.73
Vested	—	(193,687)	(128,854)	64.68
Nonvested, December 31, 2016	310,981	102,327	311,249	$82.31
Granted	118,786	—	161,207	99.55
Canceled/forfeited	(12,137)	(1,016)	(9,356)	84.74
Vested	—	(101,311)	(156,190)	92.80
Nonvested, December 31, 2017	417,630	—	306,910	$88.54
In the table above, the fair value of vested stock awards was $26 million, $28 million and $15 million for shares that vested during the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively.
Performance Awards. There were performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's stock as of the grant date and expense is recognized based on the number of shares expected to vest according to the terms of the awards under which they are granted. Of these performance shares outstanding:

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

TSR Awards. There were 208,815 shares outstanding reserved for executive officers and key employees for the fiscal year 2017-2019, 2016-2018 and 2015-2017 performance periods. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards as well as the assumptions of other variables, including the risk-free interest rate and expected volatility of the peer average and the Company's stock price in future periods. The risk-free rate is based on the zero-coupon U.S. Treasury bill with a remaining term that approximates the life assumed at the date of grant.
Weighted-average assumptions used in estimating the value of the TSR award were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
Risk-free rate	1.42%	1.00%	1.02%
Expected volatility	26.77%	25.39%	22.81%
Expected dividend yield	1.28%	1.51%	1.78%
Expected award life	2.8 years	2.8 years	2.8 years
Weighted average grant date fair value	$115.26	$87.85	$94.93
Restricted Stock Units. Pursuant to the terms of the Transaction Agreement and under the terms of the ATK 2005 Stock Incentive Plan, all of the performance awards and TSR awards outstanding at February 9, 2015 were converted into time-vesting restricted stock units in connection with the Distribution, with vesting periods corresponding to the respective performance periods. During the year ended December 31, 2017, 53,449 shares of restricted stock units vested for the performance period ending March 31, 2017. Pursuant to the terms of the Transaction Agreement, the Company also assumed the obligation to issue Company common stock from the legacy Orbital plan. At December 31, 2017, there were no restricted stock units outstanding under the legacy Orbital plan as 47,862 shares of restricted stock units vested and 1,016 shares were forfeited during the year ended December 31, 2017.
Restricted Stock Awards. Restricted stock granted to non-employee directors and certain key employees vests over periods generally ranging from one to three years from the date of award and is valued at the fair value of the Company's common stock at the grant date.
Stock Options. Stock options may be granted periodically, with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's stock option activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (per option)
Outstanding, March 31, 2015	354,730	$41.83	7.8	$34.80
Granted	1,443	73.13
Exercised	(122,893)	30.90
Outstanding, December 31, 2015	233,280	$47.79	7.7	$41.55
Granted	72,328	79.43
Exercised	(33,629)	29.93
Outstanding, December 31, 2016	271,979	$58.41	7.6	$29.32
Granted	58,434	93.51
Exercised	(84,544)	41.52
Outstanding, December 31, 2017	245,869	$72.56	7.6	$58.94
Options exercisable at:
December 31, 2017	114,364	$59.07	6.6	$72.43
Options expected to vest:
December 31, 2017	131,505	$84.30	8.4	$47.20
The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The option pricing model requires the Company to make assumptions. The risk-free rate is based on U.S. Treasury securities with a remaining term that approximates the expected life assumed at the date of grant. Expected volatility is based on the historical volatility of peer companies' stock over the past six years. The expected option life was derived based on the "simplified" method under Staff Accounting Bulletins No. 107, "Share-Based Payment," as amended by Staff Accounting Bulletin No. 110 because of the Company's short history since the Orbital-ATK Merger and Distribution. The weighted-average fair value of options granted was $24.47, $20.53 and $20.80 during the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively.
Weighted-average assumptions used in estimating the value of the stock option grants were as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Nine Months Ended December 31, 2015
Risk-free rate	1.96%	1.62%	1.99%
Expected volatility	28.19%	26.89%	27.91%
Expected dividend yield	1.35%	1.36%	1.17%
Expected option life	6 years	7 years	7 years
The total intrinsic value of options exercised was $6 million, $2 million and $5 million during the year ended December 31, 2017, the year ended December 31, 2016, and the 2015 transition period, respectively. The tax benefit realized from stock options exercised was $1 million for the year ended December 31, 2017 and was immaterial for the year ended December 31, 2016 and the 2015 transition period. Total cash received from options exercised during the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period was $4 million, $1 million, and $4 million, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total pre-tax stock-based compensation expense of $21 million, $20 million and $19 million was recognized during the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation was $8 million, $7 million and $8 million during the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively.
At December 31, 2017, the total unrecognized compensation cost related to nonvested stock-based compensation awards was $25 million and is expected to be realized over a weighted average period of 1.7 years.
Share Repurchases
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company's debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares and extended the repurchase period through March 31, 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation, and extended the repurchase period through March 31, 2018. In connection with the Merger, the Company halted its share repurchase program.
The Company repurchased 230,918 shares for $23 million during the year ended December 31, 2017, 1,570,333 shares for $124 million in the year ended December 31, 2016, and 1,008,445 shares for $76 million in the 2015 transition period.
18. Operating Segment Information
The Company operates its business structure within three operating segments. These operating segments ("Groups") are defined based on the reporting and review process used by the Company's chief executive officer and other management.  The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. At December 31, 2017, the Company's three operating groups were:

•
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

•
Defense Systems Group develops and produces military small-, medium- and large-caliber ammunition, propulsion systems for tactical missiles and missile defense applications, strike weapons, precision weapons and munitions, high-performance gun systems, aircraft survivability systems, fuzes and warheads, energetic materials and special mission aircraft.

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research, and perform activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for earth orbit and deep space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems as well as specialized engineering and operations services to U.S. Government agencies.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company derives the majority of its sales from contracts with, and prime contractors to, the U.S. Government. Sales to the U.S. Government and U.S. Government prime contractors were as follows:

	U.S. Government Sales	Percentage of sales
	(in millions)
Year ended December 31, 2017	$3,489	73%
Year ended December 31, 2016	$3,368	76%
Nine months ended December 31, 2015	$2,359	70%
The CRS contracts with NASA, which are reported within Flight Systems Group and Space Systems Group, comprised 9%, 13% and 10% of total sales in the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively.
The Company's small-caliber ammunition contract with the U.S. Army, which is reported within Defense Systems Group, comprised 5%, 6% and 6% of total sales in the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively.
No single commercial customer accounted for more than 10% of the Company's sales in the year ended December 31, 2017, the year ended December 31, 2016 or the 2015 transition period, respectively.
The Company's international sales were $878 million in the year ended December 31, 2017, $778 million in the year ended December 31, 2016, and $766 million in the 2015 transition period. Sales to no individual country outside the United States accounted for more than 5%, 4% or 4% of the Company's sales in the year ended December 31, 2017, the year ended December 31, 2016 and the 2015 transition period, respectively. Substantially all of the Company's assets are held in the United States.
Operating results and total assets by segment were as follows:

	Year Ended December 31, 2017
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,669	$1,952	$1,143	$—	$4,764
Intercompany	12	16	141	(169)	—
Total	$1,681	$1,968	$1,284	$(169)	$4,764
Income (loss) before interest, income taxes and noncontrolling interest	$211	$193	$142	$(17)	$529
Capital expenditures	$73	$34	$34	$104	$245
Depreciation	$59	$18	$36	$5	$118
Amortization of intangibles	$—	$1	$—	$36	$37
Total assets	$2,262	$1,337	$1,256	$811	$5,666

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,483	$1,804	$1,168	$—	$4,455
Intercompany	13	19	70	(102)	—
Total	$1,496	$1,823	$1,238	$(102)	$4,455
Income (loss) before interest, income taxes and noncontrolling interest	$204	$172	$129	$(33)	$472
Capital expenditures	$78	$44	$56	$9	$187
Depreciation	$54	$18	$31	$13	$116
Amortization of intangibles	$—	$1	$—	$42	$43
Total assets	$2,208	$1,228	$1,280	$702	$5,418

	Nine Months Ended December 31, 2015
	Flight Systems Group	Defense Systems Group	Space Systems Group	Corporate	Total
	(in millions)
Sales:
External customers	$1,115	$1,314	$962	$—	$3,391
Intercompany	27	6	15	(48)	—
Total	$1,142	$1,320	$977	$(48)	$3,391
Income (loss) from continuing operations, before interest, income taxes and noncontrolling interest	$197	$126	$67	$(57)	$333
Capital expenditures	$48	$23	$31	$3	$105
Depreciation	$39	$15	$24	$11	$89
Amortization of intangibles	$—	$1	$—	$32	$33
Total assets	$2,224	$1,184	$1,273	$643	$5,324
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

19. Transition Period Comparative Data
The following table presents certain financial information for the nine months ended December 31, 2015 and December 28, 2014 respectively:

	Nine Months Ended
(in millions, except per share data)	December 31, 2015	December 28, 2014
		(unaudited)
Sales	$3,391	$2,142
Gross profit	$674	$478
Income from continuing operations	$185	$109
Income from discontinued operations	$1	$108
Net income attributable to Orbital ATK, Inc.	$186	$217
Basic earnings per common share
Income from continuing operations	$3.12	$3.44
Income from discontinued operations	0.02	3.42
Net income attributable to Orbital ATK, Inc.	$3.14	$6.86
Diluted earnings per common share
Income from continuing operations	$3.09	$3.37
Income from discontinued operations	0.02	3.34
Net income attributable to Orbital ATK, Inc.	$3.11	$6.71
Note: earnings per share amounts may not recalculate due to rounding.
20. Quarterly Financial Data (unaudited)

	For the Year Ended December 31, 2017
	Quarter Ended
(in millions, except per share data)	April 2,	July 2,	October 1,	December 31,
Sales	$1,085	$1,115	$1,216	$1,348
Gross profit	$229	$267	$275	$294
Net income attributable to Orbital ATK, Inc.	$66	$88	$94	$62

Basic earnings per common share (1)	$1.16	$1.52	$1.65	$1.07
Diluted earnings per common share (1)	$1.15	$1.51	$1.64	$1.06

Weighted-average common shares outstanding	57.33	57.41	57.31	57.38
Weighted-average diluted shares outstanding	57.78	57.73	57.76	57.97

Cash dividends per common share:
Declared	$0.32	$0.32	$0.32	$0.32
Paid	$0.32	$0.32	$0.32	$0.32

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31, 2016
	Quarter Ended
(in millions, except per share data)	April 3,	July 3,	October 2,	December 31,
Sales	$1,056	$1,084	$1,043	$1,272
Gross profit	$227	$280	$210	$268
Net income attributable to Orbital ATK, Inc.	$77	$91	$60	$65

Basic earnings per common share(1)	$1.33	$1.56	$1.04	$1.12
Diluted earnings per common share(1)	$1.31	$1.55	$1.04	$1.11

Weighted-average common shares outstanding	58.30	58.19	57.93	57.30
Weighted-average diluted shares outstanding	58.88	58.64	58.26	57.69

Cash dividends per common share:
Declared	$0.30	$0.30	$0.30	$0.30
Paid	$0.30	$0.30	$0.30	$0.30
(1) Quarterly earnings per common share amounts may not total to annual earnings per common share amounts because quarterly and annual earnings per share are calculated separately based on earnings and basic and diluted weighted-average common shares outstanding during the respective periods.
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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2017. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The assessment of the effectiveness of the Company's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.
Deloitte & Touche LLP issued an attestation report dated February 21, 2018, concerning the Company’s internal control over financial reporting, which is contained in this Annual Report.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) other than changes related to the remediation of the material weakness below, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Remediation Efforts to Address Material Weakness
Management previously identified and disclosed a material weakness in internal control over financial reporting related to designing and maintaining controls associated with the preparation, review and approval of costs incurred and contract estimates used to determine revenue at the Small Caliber Systems division. During the quarter ended December 31, 2017, the Company completed the remediation of this material weakness.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Kevin P. Chilton, 63, has been a director of the Company since 2015. General Chilton retired as General from the U.S. Air Force in 2011 after more than three decades of service. He served as Commander, U.S. Strategic Command, from 2007 through 2011, overseeing operations for Department of Defense nuclear, space and cyberspace operations. From 2006 to 2007, General Chilton served as Commander of Air Force Space Command, where he was responsible for all U.S. Air Force space operations. He previously served in the U.S. Air Force in a variety of command positions and as a pilot. General Chilton also served as a NASA astronaut from 1987 to 1996, including on three Space Shuttle flights. He is also a director of CenturyLink, Inc. He was a director of Level 3 Communications, Inc. from 2012 until its acquisition by CenturyLink in November 2017, and served as a director of Anadarko Petroleum Corporation from 2011 to 2017. From 2012 until the merger of the Company and Orbital Sciences Corporation ("Orbital") on February 9, 2015 (the "Orbital-ATK Merger"), he was a director of Orbital.
Roxanne J. Decyk, 65, has been a director of the Company since 2010. Ms. Decyk served as the Executive Vice President of Global Government Affairs for Royal Dutch Shell plc, a global group of energy and petrochemicals companies, from 2009 to 2010. She joined Royal Dutch Shell plc in 1999, where, prior to her most recent position, she was Corporate Affairs Director from 2005 to 2009, Senior Vice President, Corporate Affairs and Human Resources, Shell US from 2002 to 2005, and Vice President, Corporate Strategy from 1999 to 2002. She is also a director of Ensco plc and Weatherford International plc. She was also a director of Snap-on Incorporated from 1993 to 2014, Petrofac Limited from 2011 to 2015, and DigitalGlobe, Inc. from 2014 to 2017.
Lennard A. Fisk, 74, has been a director of the Company since 2015. Dr. Fisk has been a Distinguished University Professor of Space Science at the University of Michigan since 2006. He joined the faculty of the University of Michigan in 1993, where he leads a group that conducts theoretical and experimental space science research. From 1987 to 1993, Dr. Fisk was the NASA Associate Administrator for Space Science and Applications, where he was responsible for the planning and direction of all NASA programs concerned with space science and applications, and for the institutional management of the Goddard Space Flight Center and the Jet Propulsion Laboratory. He has served on numerous advisory committees including the Space Studies Board of the U.S. National Academy of Sciences, which he chaired from 2003 to 2008. From 1993 until the Orbital-ATK Merger in February 2015, he was a director of Orbital Sciences Corporation.
Ronald R. Fogleman, 76, has been a director of the Company since 2004. General Fogleman has been the non-executive Chairman of Orbital ATK's Board of Directors since November 2009. He has been President of B Bar J Cattle and Consulting Company, a consulting firm, since 1997. Prior to retiring from the U.S Air Force in 1997 after 34 years of active service, he was the Commander of the Air Mobility Command, Commander-In-Chief of the US Transportation Command and the Air Force’s 15th Chief of Staff. Since his military retirement he served as a member of the Defense Policy Board, the NASA Advisory Council, the Jet Propulsion Laboratory Advisory Council and two Congressional Commissions associated with the organization of national security assets in space. He has been on the boards of directors of numerous public companies. He served as a director of AAR CORP. from 2001 to 2017, including as AAR’s Lead Director from 2013 to 2017.
Ronald T. Kadish, 69, has been a director of the Company since 2015. General Kadish served as Executive Vice President of Booz Allen Hamilton, a global strategy and technology consulting firm, from 2005 to 2015. In September 2004, he retired as Lieutenant General from the U.S. Air Force after serving for 34 years. From 1999 until his retirement, General Kadish served as Director of the U.S. Missile Defense Agency. From August 1996 to June 1999, General Kadish served as the Commander of the Electronic Systems Center at Hanscom Air Force Base. Prior to that time, he served in numerous assignments with the U.S. Air Force, including Program Director for several major military aircraft platforms. He is also a director of Spirit AeroSystems Holdings, Inc. From 2005 until the Orbital-ATK Merger in February 2015, he was a director of Orbital Sciences Corporation.
Tig H. Krekel, 64, has been a director of the Company since 2010. Mr. Krekel is Chairman and Founding Partner of Hudson Group, a South Carolina advisory services firm. He was the Vice Chairman and a partner of J.F. Lehman & Company, a New York private-equity investment bank, from 2003 to 2012. Before joining J.F. Lehman, Mr. Krekel served as President and Chief Executive Officer of Hughes Space and Communications and President of Boeing Satellite Systems, the world's largest manufacturer of commercial and military communications satellites. He is also a director of Vista Outdoor Inc.

Douglas L. Maine, 69, has been a director of the Company since 2006. Mr. Maine joined International Business Machines in 1998 as Chief Financial Officer following a 20-year career with MCI, a telecommunications firm, where he was Chief Financial Officer from 1992-1998. He was named General Manager of ibm.com in 2000 and General Manager, Consumer Products Industry in 2003 and retired in 2005. Mr. Maine is currently a Limited Partner and Senior Advisor to Brown Brothers Harriman & Co., a financial services firm. He is also a director of Albemarle, Inc. and BroadSoft, Inc. He was also a director of Rockwood Holdings, Inc. from 2005 until January 2015, when Albemarle acquired Rockwood.
Roman Martinez IV, 70, has been a director of the Company since 2004. Mr. Martinez has been a private investor since 2003. He retired as Managing Director of Lehman Brothers, an investment banking firm, in 2003, following a 31-year career with the firm. He is also a director of Cigna Corporation. From 2008 to 2014, he was also a director of Bacardi Limited.
Janice I. Obuchowski, 66, has been a director of the Company since 2015. Ms. Obuchowski has been President of Freedom Technologies, Incorporated, a telecommunications research and consulting firm, since 1992. Ms. Obuchowski also served as Ambassador and U.S. Representative to the 2003 World Radiocommunication Conference. From 1989 to 1992, she served as Assistant Secretary for Communications and Information at the U.S. Department of Commerce and Administrator of the National Telecommunications and Information Agency. From 1980 to 1987, she served in a variety of positions at the U.S. Federal Communications Commission, including Senior Adviser to the Chairman. Ms. Obuchowski is a director of CSG Systems International, Inc. and Inmarsat plc. She has also served as a director of QUALCOMM, and of Stratos Global, as well as a representative to several United States government advisory committees. From 1996 until the Orbital-ATK Merger in February 2015, she was a director of Orbital Sciences Corporation.
James G. Roche, 78, has been a director of the Company since 2015. Dr. Roche served as the Secretary of the U.S. Air Force from 2001 to 2005. From 1984 to 2001, he held several executive positions with Northrop Grumman Corporation, a global defense company, including Corporate Vice President and President of its Electronic Sensors and Systems Sector. From 1983 to 1984, Dr. Roche was Democratic Staff Director of the U.S. Senate Committee on Armed Services. He served in the U.S. Navy for 23 years and retired with the rank of captain in 1983. Between 2006 and 2009, Dr. Roche served as a director of TechTeam Global, Inc. From 2005 until the Orbital-ATK Merger in February 2015, he was a director of Orbital Sciences Corporation.
Harrison H. Schmitt, 82, has been a director of the Company since 2015. Dr. Schmitt has served in various capacities as an aerospace and earth science consultant since 1983. From 1977 to 1983, Dr. Schmitt was a U.S. Senator from New Mexico, during which time he chaired the Senate Science, Technology and Space Subcommittee, which oversaw all non-military space-related research and development programs of the U.S. Government. During 1981 to 1983, Schmitt served on the Senate Appropriations Committee. From 1974 to 1975, he was Assistant Administrator for Energy Programs for NASA. From 1965 to 1973, he was a NASA astronaut and pilot. As Lunar Module Pilot and geologist on Apollo 17 in 1972, the last Apollo mission to the Moon, he explored the Moon's surface. Dr. Schmitt chaired the NASA Advisory Council from 2005 to 2008. From 1983 until the Orbital-ATK Merger in February 2015, he was a director of Orbital Sciences Corporation and served as Lead Director during the year leading to the Orbital-ATK Merger.
David W. Thompson, 63, has been a director of the Company since 2015. Mr. Thompson has been President and Chief Executive Officer of Orbital ATK since the Orbital-ATK Merger in February 2015. He co-founded Orbital Sciences Corporation and served as Chairman of the Board and Chief Executive Officer of Orbital from 1982 until the Orbital-ATK Merger. From 1982 to 1999, he also served as President of Orbital, a role he resumed in mid-2011. Prior to founding Orbital, Mr. Thompson was employed by Hughes Electronics Corporation as special assistant to the President of its Missile Systems Group and by NASA at the Marshall Space Flight Center as a project manager and engineer, and also worked on the Space Shuttle's autopilot design at the Charles Stark Draper Laboratory.
Scott L. Webster, 65, has been a director of the Company since 2015. He is currently the Chairman of the Board of Cobham Advanced Electronic Solutions, the U.S. subsidiary of Cobham plc, a multinational defense technology company. Mr. Webster was Chairman of the Board of MBDA Incorporated, the U.S. subsidiary of MBDA, a multinational developer and manufacturer of missiles and missile systems, from 2013 to January 2017. He served as interim CEO of MBDA Incorporated from 2013 to 2014. Mr. Webster is a co-founder of Orbital Sciences Corporation. From 1998 to 2001, he served as Chairman of the Board and Chief Executive Officer of ORBCOMM Global, L.P., a satellite services company formerly affiliated with Orbital. Mr. Webster previously served for over ten years in executive leadership positions and then in various consulting capacities with Orbital through 1997. From 1982 until the Orbital-ATK Merger in February 2015, he was a director of Orbital Sciences Corporation.

Executive Officers
Information regarding the Company's executive officers is set forth under the heading "Executive Officers" in Item 1, "Business" of Part I of this Form 10-K and is incorporated by reference in this Item 10, "Directors, Executive Officers and Corporate Governance".
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and certain officers, as well as beneficial owners of more than 10% of the Company's common stock, to file initial reports of ownership and reports of changes in ownership of securities with the Securities and Exchange Commission. Such persons are required to furnish us with copies of these reports. Based solely on a review of these reports, written representations from our directors and officers, and applicable regulations, we believe that all required reports for the fiscal year ended December 31, 2017 were timely filed, except that the Company filed a late Form 4 on August 15, 2017 on behalf of Frank L. Culbertson, relating to his sale on August 10, 2017 of three shares held through the Orbital ATK Stock Fund in the Company's 401(k) plan and intra-plan transfer into other investments. In addition, the Company filed a Form 5 on February 6, 2018 on behalf of Ronald T. Kadish, to report a gift transfer of directly-held shares of common stock to his trust on August 17, 2016. The Company previously disclosed in a Form 4 report relating to a different transaction that the nature of Mr. Kadish’s beneficial ownership of the shares transferred to his trust had changed from direct to indirect. However, the Company subsequently determined that the transfer was not merely a change in the form of Mr. Kadish’s ownership, exempt from the reporting requirements of Section 16(a), but rather was reportable on Form 5 as a gift.
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
Audit Committee

Members:	Douglas L. Maine, Chair	Ronald T. Kadish
	Kevin P. Chilton	Roman Martinez IV
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
All of the Audit Committee members meet the independence and experience requirements of the NYSE and the Securities and Exchange Commission. The Board has identified Mr. Maine and Mr. Martinez as audit committee financial experts under the rules of the Securities and Exchange Commission. The Audit Committee held 20 meetings during 2017, five of which were regularly-scheduled meetings and 15 of which were special meetings. Generally, the Audit Committee meets separately with the independent auditors and the Company's internal auditors at regularly-scheduled meetings and periodically meets separately with management.

ITEM 11.    EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
The following discussion describes Orbital ATK's executive compensation program for 2017 and certain compensation decisions made for 2018.
The Compensation Discussion and Analysis describes the objectives and elements of our executive compensation program and explains the compensation decisions of the Company's Compensation and Human Resources Committee (the "Committee") with respect to our named executive officers ("NEOs"). As of December 31, 2017, our NEOs were:

•	David W. Thompson, President and Chief Executive Officer

•	Blake E. Larson, Chief Operating Officer

•	Garrett E. Pierce, Chief Financial Officer

•	Frank L. Culbertson, Executive Vice President and President, Space Systems Group

•	Michael A. Kahn, Executive Vice President and President, Defense Systems Group
2017 Overview
The Company achieved strong financial and operational results in 2017, with revenue, operating income, earnings per share and free cash flow meeting or exceeding our annual guidance. In addition, in early 2017, the Company completed its filing with the Securities and Exchange Commission of a previously disclosed multi-year restatement of its financial statements and remediated all material weaknesses in its internal financial controls that were identified during the restatement process. Most significantly, the Company entered into a definitive agreement with Northrop Grumman Corporation under which Northrop Grumman will acquire all outstanding shares of the Company's common stock for $134.50 per share. The transaction consideration represents a substantial premium over the market price for the Company’s common stock, and the pending acquisition reflects the significant value the Company has generated for its customers, shareholders, and employees in recent years.
In 2017, Orbital ATK generated solid operational results and received significant contract awards in a number of its product markets as we continued providing innovative and reliable products with best-in-class safety and quality. The Company’s operational successes in 2017 included the following highlights:

•
In the Flight Systems Group, we completed a successful launch of our Antares rocket, which carried the Company’s Cygnus spacecraft on a resupply mission to the International Space Station (“ISS”), a Taurus rocket carrying ten commercial spacecraft, and a Minotaur IV rocket carrying a US Air Force satellite. The Company also conducted successful tests of its IRBM and Patriot target vehicles, and supported a number of additional rocket launches with its propulsion and composite structures products.

•	In the Defense Systems Group, Orbital ATK delivered its 100,000th Hellfire tactical missile motor and delivered over 1.3 billion small- and medium-caliber ammunition rounds.

•
In the Space Systems Group, we continued to meet our commitments to NASA for International Space Station cargo delivery, completing two Cygnus missions during the year, made progress on the development of the Company’s Mission Extension Vehicle, which will provide satellite extension services to customers, and delivered 20 Iridium NEXT satellites and its first GEOStar-3 commercial satellite, which was successfully launched in January 2018.

Overall, the Company achieved new business awards of $7.6 billion in 2017 increasing total contract backlog (including options, indefinite quantity contracts and undefinitized orders) approximately 12% to $16.0 billion at the end of 2017, including $10.2 billion of firm contract backlog. The Company won key business in a number of important areas, including the following:

•	Flight Systems booked approximately $2.2 billion of orders and options, highlighted by major contracts for military aircraft structures, including for the F-35 fighter.

•
Defense Systems received approximately $3.7 billion of new contracts and options, including a significant contract to continue full-rate production of the advanced anti-radiation guided missile (AARGM), long-term agreements with multiple commercial ammunition suppliers, providing flexibility to optimize operations at the Lake City Army Ammunition Plant, and a number of foreign and domestic awards for medium- and large-caliber ammunition.

•	Space Systems won nearly $1.7 billion in new business, with contracts for government spacecraft and the Company’s second mission extension vehicle.
The Company also continued its balanced cash deployment program in 2017, repurchasing approximately $23 million of its common stock and declaring quarterly dividends totaling $74 million. Share repurchases were limited in 2017 due to trading blackouts associated with the Company’s restatement of its financial statements, completed in mid-2017, and subsequent restrictions imposed by the merger agreement with Northrop Grumman. The Company however continued its practice of annual increases to its quarterly dividend in 2017, increasing the amount from $0.30 per share to $0.32 per share at the start of 2017. In the aggregate, the Company’s return to investors totaled $97 million for the year.
Overview of 2017 Pay Decisions

•
Modest Salary Increases. Increases in 2017 salaries ranged from 1.50% to 4.65% for three of our NEOs, with salaries unchanged for two of our NEOs. The increases were designed to maintain market competitiveness and recognize individual performance and criticality to the Company.

•
Target Incentive Opportunity Adjustments. Target annual cash incentive opportunities, expressed as a percentage of base salary were not increased in 2017 compared to 2016 levels. Target long-term incentive opportunities were increased for Messrs. Thompson and Larson and decreased for Messrs. Culbertson and Kahn.

•
Above Target Payout of Annual Incentive Program. The 2017 annual cash incentive plan was based on earnings before interest and taxes (“EBIT”), revenue, free cash flow, orders, and operations and integration milestones. Group presidents were assessed on performance at both the corporate and group level, and corporate executives were assessed on performance at the corporate level. Due to solid financial and operational performance, corporate executives achieved 150% of target performance, the Space Systems Group President achieved 154% of target performance, and the Defense Systems Group President achieved 154% of target performance.

Results of 2017 Stockholder "Say on Pay" Vote
At the 2017 annual meeting of stockholders, the Company received a 95% vote in favor of the compensation paid to executive officers, indicating a strong endorsement of the Company's executive compensation program. The Committee continues to be mindful of stockholder interests in making compensation decisions.
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
The two charts immediately below show the general allocation of 2017 compensation for our executive officers, including by type of award, the percentage of total compensation that is tied to the achievement of financial and operational performance metrics and to stock performance, and the percentage of total compensation that is "at risk." The value of each type of incentive-based compensation assumes achievement of the target value for each type of incentive. Since these awards have both upside opportunity and downside risk, these percentages may not reflect the actual amounts realized.

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

•
On an ongoing basis, a significant portion of our total direct compensation is provided through equity-based incentives - generally, over half of the total opportunity for our Chief Executive Officer and, on average, approximately 40% of the total opportunity for our other executive officers.

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
For 2017, with input from Semler Brossy, the Committee made several changes to the Company’s peer group of aerospace and defense companies with revenue between $1 billion and $15 billion that it had employed in the prior fiscal year. The Committee removed SPX Corporation, due to a significant spin-off transaction, as well as AMETEK, Inc. and Timken Company, replacing them with Aerojet Rocketdyne and Huntington Ingalls to increase the emphasis on aerospace and defense companies.

For 2017, our peer group consisted of the following 16 companies:

Textron Inc.	Triumph Group, Inc.
L-3 Communications Holdings, Inc.	Huntington Ingalls Industries
Spirit AeroSystems Holdings, Inc.	Moog Inc.
Rockwell Automation, Inc.	Teledyne Technologies Incorporated
Oshkosh Corporation	Curtiss-Wright Corporation
Rockwell Collins, Inc.	Esterline Technologies Corporation
Harris Corporation	Hexcel Corporation
Aerojet Rocketdyne	Kaman Corporation
In late 2017, the Committee reevaluated this peer group and determined to continue it unchanged for 2018.
Compensation Decision-Making Process
Each year, the Committee meets at a regularly scheduled meeting to establish base salary and annual and long-term incentive compensation levels for the Company's executive officers for the upcoming fiscal year. In establishing executive compensation for 2017, the Committee reviewed multiple market reference points for each executive officer as a guide to establish a targeted level of total direct compensation (base salary, annual incentive, and long-term incentives) for each executive officer position. The data for base salary, annual incentive compensation, and long-term incentive compensation for each position were compared to the current compensation levels of the respective executive officers, and the Company's CEO then made recommendations to the Committee on the pay levels for officers (other than himself) based on the CEO's assessment of the officer's performance and experience level and applicable retention considerations. The Committee retains discretion to make adjustments such that the compensation of individual executive officers may be above or below the market references. The level of compensation for the Company's CEO is determined solely by the Committee, with assistance from the Committee's compensation consultant. The Committee approves all grants of long-term incentive equity awards to executive officers, and the Company does not backdate, reprice or grant equity awards retroactively. Payments of equity and cash compensation are audited for conformity to amounts authorized by the Committee and for compliance with applicable processes and procedures.
2017 Base Salaries
In late 2016, the Committee’s compensation consultant, Semler Brossy, presented an assessment of executive pay levels based on a review of peer group proxy materials, general industry compensation data, and specific industry data. The Committee conducted its review and approval of executive officers' base salaries for 2017 at the Committee's February 2017 meeting. The Committee approved a base salary increase effective March 2017 for three of the named executive officers as summarized below.
The decision to give an executive officer a base salary increase and the amount of that increase was made by considering competitive salary levels as presented to the Committee by Semler Brossy, the officer's specific responsibilities and experience level, and recommendations on individual performance and retention considerations by our CEO for each officer other than himself.
For 2017, the Committee approved the following increases to each named executive officer's base salary:

Percent Increase
Mr. Thompson	0.00%
Mr. Pierce	1.50%
Mr. Larson	4.65%
Mr. Culbertson	4.16%
Mr. Kahn	0.00%
Mr. Thompson’s 2017 base salary remained unchanged from 2016, and his 2017 base salary continued to place him below the median of the CEO salary comparative benchmarks presented by Semler Brossy.

2017 Annual Incentive Compensation
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
Performance Measure Determination and Weighting
In early 2017, the Committee approved the overall annual incentive plan design, including the financial metrics and weighting to be used for 2017 under the Company's Executive Officer Incentive Plan.
The approved metrics consisted of both financial and non-financial operational metrics. The financial annual incentive performance metrics established by the Committee included EBIT, sales, free cash flow and orders. Free cash flow is defined as cash provided by operations less capital expenditures plus asset sales. The non-financial performance metrics for the annual incentive program consist of operational goals measured based on the achievement of specified milestones. For 2017, the Committee determined to retain the same overall annual incentive design, including the same financial metrics, weightings and payout ranges that were in effect for 2016. The Committee also determined to continue the practice of capping the actual incentive payout to Corporate Staff at the highest achievement percentage attained at the business group level. The weightings of the metrics approved by the Committee for 2017 are summarized in the following table. "Corporate Staff" includes Messrs. Thompson, Pierce and Larson and "Group Presidents" includes Messrs. Culbertson and Kahn.

Executive Officer Annual Incentive Program

Fiscal Year Beginning January 1, 2017

Annual Incentive Plan Metrics

	Position	Financial Metrics at Target (75% weight)			Operational Objectives (25% weight)	
CEO & Other Executive Officers	Corporate Staff*	Corporate	EBIT	22.5%	Operational Milestones	25%
			Free Cash Flow	22.5%		
			Revenue	22.5%		
			Orders	7.5%		
	Group Presidents	Corporate	EBIT	10.5%	Operational Milestones	25%
			Free Cash Flow	10.5%		
			Revenue	10.5%		
			Orders	3.5%		
		Group	EBIT	12%		
			Free Cash Flow	12%		
			Revenue	12%		
			Orders	4%		

Payout Range for Financial Metrics

Threshold	50%
Target	100%
Maximum	175%

Payout Range for Operational Objectives

0% - 115%**

Overall Maximum Payout: 160%

*The corporate payout will be capped at the highest group payout.

**Discretionary component equal to 15%. The maximum number of points will be awarded for each non-financial objective and negative discretion will be applied to the extent the objective is not achieved.

For 2018, the Committee has determined to retain the same overall annual incentive design, including the same financial metrics, weightings and payout ranges that were in effect for 2017.
Annual Incentive Opportunity
As part of its annual review of individual executive officer compensation levels in February 2017, the Committee reviewed and established the annual incentive payment opportunity (expressed as a percentage of base salary) for threshold, target and maximum performance levels for each executive officer. For 2017, the Committee decided to retain the existing target annual incentive opportunity for each named executive officer. As a result, the target performance level, the annual incentive payment opportunity for our CEO was 120% of annual base salary and ranged from 80% to 90% of base salary for the other NEOs.
The Committee established the maximum payout opportunity at 160% of target with no payment earned unless performance met the threshold level. The percentages for each named executive officer were as follows:

	Annual Cash Incentive Targets (% of Base Salary)
	Threshold	Target	Maximum
Mr. Thompson	45%	120%	192%
Mr. Pierce	33.8%	90%	144%
Mr. Larson	33.8%	90%	144%
Mr. Culbertson	30%	80%	128%
Mr. Kahn	30%	80%	128%

Performance Goals
In February 2017, the Committee established the specific performance goals at threshold, target and maximum for each financial performance metric. Performance goals were also established for each of the Company's three business groups and are applicable to the Group Presidents. The target levels of performance were considered by the Committee and management to be challenging but achievable.
When setting the goals, the Committee also specified that, in determining and calculating the financial performance results at the end of 2017, mandatory adjustments would be made (in accordance with the provisions of the Company's Executive Officer Incentive Plan and the requirements of Section 162(m) of the Internal Revenue Code) to eliminate the negative or positive effects of certain items, including for example, litigation or claim judgments or settlements, charges relating to restructurings, discontinued operations, severance and contract termination and other costs incurred in rationalizing certain business activities and extraordinary items and other unusual and non-recurring items of loss or gain. The adjustment factors (specified pursuant to the Company's Executive Officer Incentive Plan) are intended in part to mitigate inappropriate influence in the management decision-making process.
Multiple operational objectives were selected for 2017 for each of the three business groups and their divisions, as well as the Corporate Group and its departments. For the business groups, these objectives included the successful completion of key Company missions, successful execution of product testing, winning key new business, and maintaining schedule and cost performance on various programs. The Corporate Group operational objectives included completion of the Company’s restatement of its financial statements for prior periods and remediating material weaknesses in its accounting controls, improving select Company processes and business systems and achieving certain cost reductions, and providing strong support to business group initiatives.
Actual performance is measured following the end of the performance period, as described below. The Committee retains the discretion to further adjust incentive payment amounts after the adjusted results have been calculated.
Annual Incentive Performance Results
In February 2018, the Committee evaluated the Company's results on each of the performance goals established as described above and applied the applicable adjustment factors in calculating the financial results. Based on the final results, as adjusted, the Company achieved approximately 146% of the target incentive amount for EBIT, 162% of the target incentive amount for revenue, 175% of the target amount for free cash flow and 175% of the target incentive amount for orders. Adjustments were made to the EBIT and free cash flow results to remove the impacts of costs associated with the Company’s restatement of its financial statements for certain prior periods, transaction expenses relating to the pending acquisition by Northrop Grumman, and the acceleration of a payment to a third party into 2017 that was due in 2018.
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
The overall Company financial results for 2017 were:

Goals (in millions)	Threshold Performance Goal	Target Performance Goal	Maximum Performance Goal	Reported Results	Adjusted Results
Company EBIT	$472	$526	$579	$529	$558
Company Revenue	$4,343	$4,575	$4,804	$4,764	$4,764
Company Free Cash Flow*	$234	$275	$316	$275	$395
Company Orders	$4,026	$4,739	$5,453	$5,767	$5,767
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

Financial and Operational Measures	Weightings	Overall Target Incentive Achieved
Company EBIT	22.5%	146%
Company Revenue	22.5%	162%
Company Free Cash Flow	22.5%	175%
Company Orders	7.5%	175%
Operational Milestones	25.0%	113%
Overall Performance Level Achieved		150%
The table below shows the performance measures and respective weightings and the adjusted performance levels achieved under the annual incentive program for Messrs. Culbertson and Kahn, whose incentive payouts are based both on Company financial results and the results of their respective business group, in addition to group-level operational factors.

Financial and Operational Measures	Weightings	Overall Target Incentive Achieved (Mr. Culbertson)	Overall Target Incentive Achieved (Mr. Kahn)
Company EBIT	10.5%	146%	146%
Company Revenue	10.5%	162%	162%
Company Free Cash Flow	10.5%	175%	175%
Company Orders	3.5%	175%	175%
Business Group EBIT	12%	175%	175%
Business Group Revenue	12%	172%	170%
Business Group Free Cash Flow	12%	175%	175%
Business Group Orders	4%	175%	175%
Operational Milestones	25%	111%	112%
Overall Performance Level Achieved		154%	154%
The following table sets forth the threshold, target and maximum annual incentive compensation amounts established by the Committee in 2017 and the actual cash incentive paid to each of the named executive officers.

	Annual Cash Incentive Amounts			Actual
	Threshold	Target	Maximum	Incentive
Mr. Thompson	$405,006	$1,080,017	$1,728,028	$1,619,054
Mr. Pierce	$227,813	$607,500	$972,000	$910,703
Mr. Larson	$227,813	$607,500	$972,000	$910,703
Mr. Culbertson	$150,000	$400,000	$640,000	$616,680
Mr. Kahn	$156,000	$416,000	$665,600	$641,306
2017 Long-Term Incentive Compensation
The Committee determines the framework and goals for the Company's long-term incentive compensation program. When considering the long-term incentive program design for this performance period, the Committee reviewed the current construct of compensation being delivered through restricted stock, stock options and other performance-based awards. The Committee determined to retain the mix of long-term awards utilized for the Company's executive officers in prior years, consisting of restricted stock, stock options and performance shares measured over a three-year performance period. The Committee also retained the performance goals and weightings used for the prior period - relative total stockholder return, absolute revenue growth and return on invested capital.
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
Measured over a three fiscal-year period:
(1) relative total stockholder return: relative three-year return compared to aerospace and defense companies with revenue >$1 billion in the S&P Composite 1500 Index (50% weighting);
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
In February 2018, as part of its planning for long-term incentive grants to be made during fiscal 2018, the Committee determined to retain the same overall long-term incentive plan design, for the same reasons described above with respect to annual incentives.
Long-Term Incentive Opportunity
In February 2017, the Committee approved the amount of each executive officer's long-term incentive award opportunity based on the Committee's review and assessment of the market competitiveness of the officers' target level of total direct compensation, including long-term incentive compensation. The target long-term incentive compensation amount for each of the named executive officers was set at or near the market median for officers in similar positions at companies in our peer group or the survey data from the aerospace and defense industry. The long-term incentive award opportunity is divided 40%-40%-20% between awards of restricted stock, performance shares and options, respectively, as shown below. In light of the proposed transaction with Northrop Grumman, the Committee determined that options would not be an appropriate incentive award type for 2018. Consequently, the weighting for 2018 grants is 60%-40% restricted stock and performance shares.

	Restricted Stock (40% of Total)	Performance Shares (40% of Total)	Options (20% of Total)	Total
Mr. Thompson	$840,000	$840,000	$420,000	$2,100,000
Mr. Pierce	$400,000	$400,000	$200,000	$1,000,000
Mr. Larson	$500,000	$500,000	$250,000	$1,250,000
Mr. Culbertson	$200,000	$200,000	$100,000	$500,000
Mr. Kahn	$200,000	$200,000	$100,000	$500,000
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
Long-Term Incentive Compensation Payouts
On December 31, 2017, the fiscal year 2015-2017 period for performance share grants ended. Based on the audited financial results for 2017 and, after the adjustment factors were applied, in February 2018, the Committee determined, for the performance metrics applicable to this performance period, that the Company achieved 65% of the target incentive goal for revenue growth and 134% of target for earnings per share growth. The Committee also determined that the Company achieved 200% for the relative total stockholder return goal by performing at the 86th percentile within the designated peer group. Overall, the Company achieved a payout of approximately 150%. The payout of the performance shares is shown in the Option Exercises and Stock Vested table further below.
In addition to the vesting of performance-based shares, during 2017, our named executive officers received shares of stock as a result of the time-based vesting of standard restricted stock grants made to them in prior periods. Our named executive officers also received shares of Company stock as a result of the time-based vesting of restricted stock units (“RSU”s) granted to them under two circumstances. Officers who were employed by Orbital prior to the Orbital-ATK Merger (Messrs. Thompson, Pierce and Culbertson) received annual RSU grants as part of the standard compensation program for that company. The final tranche of a grant made to these executives in 2014 vested in July 2017. Officers who were employed by ATK prior to the Orbital-ATK Merger had performance awards from periods prior to the Orbital-ATK Merger converted into time-based vesting RSUs pursuant to the terms of the Orbital-ATK Merger transaction agreement between ATK and Orbital. For the then-outstanding FY14-16 and FY15-17 performance awards, the Committee determined that the number of RSUs issued in lieu of an executive’s performance award would be based on the target level of performance. This determination was based on the conclusion that a reasonable determination of actual performance could not be made for these grants given the length of time remaining in the performance periods and the resulting uncertainty regarding the measurement of the applicable performance metrics. As a result of the conversions, these awards are no longer subject to the performance-based vesting conditions of the original performance shares. Consequently, the RSUs for the FY15-17 period time-vested on March 31, 2017. The vesting of RSUs in 2017 for our named executive officers is provided in the Option Exercises and Stock Vested table in this Form 10-K.
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
Nonqualified Deferred Compensation. We offer a nonqualified deferred compensation plan as a tool for our key employees to plan for their financial future. This plan is designed to allow for retirement savings above the limits imposed by the Internal Revenue Service for 401(k) plans on a tax-deferred basis. In general, beyond the potential for a 401(k) make-up match included in the Summary Compensation Table, amounts credited to an employee's account under the plan reflect the employee's voluntary deferral of compensation. All accounts are credited with earnings and investment gains and losses by assuming that deferred amounts were invested in one or more investment alternatives selected by the participant under the terms of the plan. These investment choices are generally the same as those offered to all Company employees through the Company's 401(k) Plan. Following the Orbital-ATK Merger, legacy Orbital executives, including Messrs. Thompson, Pierce, and Culbertson, continued to participate in an Orbital non-qualified deferred compensation plan, which was frozen to future contributions for plan years commencing January 1, 2016.
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
The Income Security Plan remained in effect until February 9, 2018 (the third anniversary of the merger of Orbital Sciences and Alliant Techsystems), and no other officers or employees were eligible to participate in that plan. In May 2015, the Committee adopted a new Income Security Plan (the "2015 ISP") applicable to any new executive officers and other employees who became eligible to participate after the May 5, 2015 adoption date. Payments under the 2015 ISP are not triggered solely by a change-in-control, but rather by a termination of employment (that meets certain conditions specified in the plan) following a change-in-control. After February 9, 2018, all executive officers who participated in the prior Income Security Plan became participants in the 2015 ISP. The Committee continues to monitor the design of the 2015 ISP against market competitive practices for such plans.
Limited Perquisites. In recent years, the Committee eliminated most of the Company’s executive perquisites. The Committee believes that it continues to deliver a competitive total compensation package to our executives and therefore does not need to offer extensive perquisites.
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
Tax Deductibility of Compensation
Under Section 162(m) of the Internal Revenue Code, a publicly held corporation generally is limited to a $1 million annual tax deduction for compensation paid to each of its “covered employees.” Prior to the enactment of the Tax Act, which was signed into law on December 22, 2017, a publicly held corporation’s covered employees included its chief executive officer and three other most highly compensated executive officers (other than the chief financial officer), and certain “qualified performance-based compensation” was excluded from the $1 million deduction limit. The Tax Act made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include a publicly held corporation’s chief financial officer and repealing the qualified performance-based compensation exception, subject to a transition rule for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after that date.
While compensation decisions for our executive officers in 2017 were made with consideration of the implications of Section 162(m), the Committee does not believe that tax considerations will be material to its future compensation decisions for the named executive officers as a result of the changes to Section 162(m) in the Tax Act. The Committee may decide to pay amounts outside of our stockholder approved plans that are nondeductible if it determines that such payments are consistent with our pay-for-performance philosophy and are in the best interests of the Company.
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

COMPENSATION AND HUMAN RESOURCES COMMITTEE REPORT
The Compensation and Human Resources Committee of the Board of Directors has reviewed and discussed with the Company's management the Compensation Discussion and Analysis. Based on this review and these discussions with management, the Compensation and Human Resources Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Orbital ATK’s annual report on Form 10-K.
This report is provided by the Compensation and Human Resources Committee:
Roxanne J. Decyk, Chair
Lennard A. Fisk
Tig H. Krekel
Douglas L. Maine
Janice I. Obuchowski

CEO PAY RATIO
The following pay ratio and supporting information compares the annual total compensation of our employees other than our CEO (including full-time, part-time and temporary employees) and the annual total compensation of our CEO, as required by Section 953(b) of the Dodd-Frank Act. The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our Company other than the CEO was $86,079; and

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table included in Item 11 of Part III of this Form 10-K, was $4,963,326.
Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 58:1.
To determine the pay ratio, we took the steps outlined below.
We determined that as of December 31, 2017, the determination date, our employee population consisted of 13,958 individuals, almost all of whom were located in the United States. This population consists of our full-time, part-time and temporary employees. We did not have any seasonal employees. Included in this total population are eight non-U.S. employees: five in Saudi Arabia and one each in Canada, Singapore, and the United Arab Emirates. Excluding these non-U.S. employees, our employee population that was used to calculate the pay ratio consisted of 13,950 individuals.
To identify the median employee, we compared, over a period of one year, each employee’s compensation derived from base pay, overtime pay, shift premium or shift differential pay, lump sum merit pay, paid actual time-off, pre-tax deferrals (including 401(k) plan and flexible spending account contributions), and any cash incentives paid to the employee in 2017 for performance during the prior year. In making this determination, we did not annualize the compensation of any employees who did not work for us for the entire year. However, for 2,093 full-time and part-time permanent employees who were hired in 2017 and were not paid cash incentives for performance during the prior year, we included their projected cash incentives to be paid in 2018 assuming performance at the target level in 2017.
Once we identified our median employee, we calculated that employee’s annual total compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $86,079. The median employee’s annual total compensation includes regular pay, paid time-off, a performance recognition award, a cash incentive to be paid in 2018 for performance in 2017, and company contributions to the 401(k) plan.
With respect to our CEO, we used the amount reported as total compensation in the Summary Compensation Table included in Item 11 of Part III of this Form 10-K. Any adjustments, estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

References in columns of the tables below to "2015T" refer to the 2015 transition period, which was the nine-month period from April 1, 2015 through December 31, 2015.
SUMMARY COMPENSATION TABLE
The following table shows the cash and non-cash compensation awarded to or earned by the Chief Executive Officer, Chief Financial Officer, and each of our three other most highly compensated executive officers during 2017. The materially lower total compensation amounts reported for the earliest two periods in the Summary Compensation Table below are due to two non-recurring features of those periods: First, in connection with the Orbital-ATK Merger, Mr. Thompson, and Mr. Pierce became the Company’s Chief Executive Officer and Chief Financial Officer, respectively, on February 9, 2015, less than two months before the end of the Company’s fiscal year ended March 31, 2015 (fiscal year 2015). As a result, no non-equity incentive compensation is reported for this period for legacy Orbital named executive officers and their salaries are calculated based on the last six weeks of the fiscal year. Second, the 2015T fiscal period was a shortened nine-month period resulting from the Company’s change from a March 31 fiscal year-end to a December 31 fiscal year-end. Consequently, equity grants made to the named executive officers for calendar year 2015 were made, and are reported, in the fiscal year 2015 period.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)	Stock Awards ($)(3)(4)(5)	Option Awards ($)(6)	Non-equity Incentive Plan Compensation ($)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($)(9)	Total ($)
David W. Thompson	2017	$934,630	$—	$1,777,044	$419,979	$1,619,054	$—	$212,619	$4,963,326
President &	2016	$945,688	$—	$1,970,864	$479,991	$1,246,016	$—	$226,673	$4,869,232
Chief Executive Officer	2015T	$669,049	$—	$—	$—	$1,485,669	$—	$44,064	$2,198,782
	FY2015	$111,539	$—	$2,072,304	$480,004	$—	$—	$14,187	$2,678,034

Garrett E. Pierce	2017	$698,655	$—	$846,183	$199,993	$910,703	$—	$129,172	$2,784,706
Chief Financial Officer	2016	$702,121	$—	$821,057	$199,983	$690,494	$—	$138,488	$2,552,143
	2015T	$509,262	$—	$—	$—	$840,457	$—	$28,678	$1,378,397
	FY2015	$96,925	$—	$863,330	$200,008	$—	$—	$10,976	$1,171,239

Blake E. Larson	2017	$681,635	$—	$1,057,877	$249,986	$910,703	$254,873	$77,689	$3,232,763
Chief Operating Officer	2016	$654,231	$286,808	$944,338	$229,998	$703,209	$225,798	$67,615	$3,111,997
	2015T	$489,836	$—	$—	$—	$604,434	$108,714	$119,939	$1,322,923
	FY2015	$467,659	$286,808	$992,908	$230,009	$465,737	$1,772,466	$125,926	$4,341,513

Frank L. Culbertson	2017	$514,235	$—	$422,992	$99,984	$616,680	$—	$89,932	$1,743,823
Executive Vice President &	2016	$495,980	$—	$472,088	$114,989	$477,330	$—	$91,322	$1,651,709
President, Space Systems Group	2015T	$359,667	$—	$—	$—	$532,022	$—	$16,190	$907,879

Michael A. Kahn	2017	$530,000	$—	$422,992	$99,984	$641,306	$369,772	$39,163	$2,103,217
Executive Vice President &	2016	$527,885	$—	$472,088	$114,989	$187,221	$202,130	$44,649	$1,548,962
President, Defense Systems	2015T	$392,459	$—	$—	$—	$347,759	$12,073	$41,057	$793,348
	FY2015	$455,496	$156,435	$496,376	$114,994	$362,484	$379,887	$82,255	$2,047,927

(1)
The years reported are the Company's fiscal year ending December 31, 2017, the Company's fiscal year ending December 31, 2016, the nine-month transition period ending December 31, 2015, and the fiscal year ending March 31, 2015.

(2)
Includes amounts, if any, deferred at the direction of the executive officer pursuant to the Company's 401(k) Plan or Nonqualified Deferred Compensation Plan. Also includes payments to executive officers for vacation sold under the Company's vacation buy/sell benefit program: Mr. Thompson, $34,616, Mr. Pierce, $25,577, Mr. Larson, $12,404, Mr. Culbertson, $18,462, and Mr. Kahn, $10,000.

(3)
This column shows the aggregate grant date fair value computed in accordance with generally accepted accounting principles in the United States. For 2017, the amounts in this column for restricted stock awards and the component of the performance share awards subject to financial performance measures are calculated based on the number of shares awarded multiplied by the closing price of Orbital ATK common stock on the date of grant. The number of performance shares used to determine this aggregate fair value of the component of the award subject to revenue and return on invested capital financial metrics (50% of the total award) is based on the target payout level for the award. The fair value of the component of the awards of performance shares subject to a relative total stockholder return ("relative TSR") measure (50% of the total award) is determined by an integrated Monte Carlo simulation model. The number of performance shares used to determine the aggregate fair value of the relative TSR component of the award is based on the target payout level (amounts do not reflect the actual amounts that may vest or be earned by the executive officer). The assumptions used in calculating the aggregate grant date fair value of the awards are disclosed in Note 17 to the consolidated financial statements in this Form 10-K.
The value of the restricted stock and the value for the 2017-2019 performance shares (at target and maximum) awarded to the named executive officers during 2017 are shown separately in the table below:

		2017 - 2019 Performance Shares
Name	Restricted Stock	At Target	At Maximum
Mr. Thompson	$839,907	$937,137	$1,874,274
Mr. Pierce	$399,942	$446,241	$892,482
Mr. Larson	$499,998	$557,879	$1,115,758
Mr. Culbertson	$199,924	$223,068	$446,136
Mr. Kahn	$199,924	$223,068	$446,136

(4)	For fiscal year 2016, the amounts in this column were calculated as noted above in footnote 3.
The value of the restricted stock and the value for the 2016-2018 performance shares (at target and maximum) awarded to the named executive officers during 2016 are shown separately in the table below:

		2016 - 2018 Performance Shares
Name	Restricted Stock	At Target	At Maximum
Mr. Thompson	$959,991	$1,010,873	$2,021,746
Mr. Pierce	$399,930	$421,127	$842,255
Mr. Larson	$459,979	$484,359	$968,718
Mr. Culbertson	$229,950	$242,138	$484,276
Mr. Kahn	$229,950	$242,138	$484,276

(5)	For fiscal year 2015 (FY2015), the amounts in this column were calculated as noted above in footnote 3.
The value of the restricted stock awards and the target value for the April 1, 2015 - December 31, 2017 performance shares (at target and maximum) awarded to each of the named executive officers in fiscal year 2015 are shown separately in the table below:

		2015 - 2017 Performance Shares
Name	Restricted Stock	At Target	At Maximum
Mr. Thompson	$959,983	$1,112,320	$2,224,641
Mr. Pierce	$399,933	$463,397	$926,795
Mr. Larson	$459,959	$532,949	$1,065,897
Mr. Kahn	$229,943	$266,433	$532,865

(6)
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

(7)
The amounts in this column represent payment of annual incentive compensation for the periods noted. The annual incentive compensation program and payments for 2017 are described in the "Compensation Discussion and Analysis" in this Form 10-K. Includes amounts, if any, deferred at the direction of the executive officer pursuant to the Company's 401(k) Plan or Nonqualified Deferred Compensation Plan.

(8)
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

(9)	"All Other Compensation" amounts for 2017 consist of the following:

Name	Dividends (1)	401(k) Plan Contributions	DC SERP Plan Allocations
Mr. Thompson	$30,206	$22,950	$159,463
Mr. Pierce	$13,268	$22,950	$92,954
Mr. Larson	$15,929	$12,150	$49,610
Mr. Culbertson	$7,218	$22,950	$59,764
Mr. Kahn	$7,338	$12,150	$19,675

(1)	This amount represents cash dividend payments made to the named executive officers on unvested restricted stock awards.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes the grants of equity and non-equity plan-based awards made to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2017. The non-equity awards were granted under our Executive Officer Incentive Plan, which was approved by stockholders in 2016, and the equity awards were granted under our Stock Incentive Plan, which was approved by stockholders in 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)(6)
											Exercise or Base Price of Option Awards ($/Share)
Name	Grant Date (1)	Incentive Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David W. Thompson	2/27/2017	Annual (2)	$405,006	$1,080,017	$1,728,028
	2/27/2017	Long-Term Stock (3)				2,245	8,982	17,964				$937,137
	2/27/2017	Restricted Stock (4)							8,982			$839,907
	2/27/2017	Stock Options (5)								17,163	$93.51	$419,979

Garrett E. Pierce	2/27/2017	Annual (2)	$227,813	$607,500	$972,000
	2/27/2017	Long-Term Stock (3)				1,069	4,277	8,554				$446,241
	2/27/2017	Restricted Stock (4)							4,277			$399,942
	2/27/2017	Stock Options (5)								8,173	$93.51	$199,993

Blake E. Larson	2/27/2017	Annual (2)	$227,813	$607,500	$972,000
	2/27/2017	Long-Term Stock (3)				1,336	5,347	10,694				$557,879
	2/27/2017	Restricted Stock (4)							5,347			$499,998
	2/27/2017	Stock Options (5)								10,216	$93.51	$249,986

Frank L. Culbertson	2/27/2017	Annual (2)	$150,000	$400,000	$640,000
	2/27/2017	Long-Term Stock (3)				534	2,138	4,276				$223,068
	2/27/2017	Restricted Stock (4)							2,138			$199,924
	2/27/2017	Stock Options (5)								4,086	$93.51	$99,984

Michael A. Kahn	2/27/2017	Annual (2)	$156,000	$416,000	$665,600
	2/27/2017	Long-Term Stock (3)				534	2,138	4,276				$223,068
	2/27/2017	Restricted Stock (4)							2,138			$199,924
	2/27/2017	Stock Options (5)								4,086	$93.51	$99,984

(1)	The grant date is the date the Compensation and Human Resources Committee of the Board of Directors met and approved the awards.

(2)
The amounts reflect the potential cash payout for the annual incentive program for the fiscal year ending December 31, 2017 if all performance measures are satisfied at the applicable level. The material terms of the award are described above in the "Compensation Discussion and Analysis" under the subheading "Annual Incentive Performance Results." See the "Non-Equity Incentive Plan Compensation" column in the Summary Compensation Table above for the amount actually earned for 2017.

(3)
Each column in this row shows the number of shares of common stock that may be paid out for the three fiscal-year performance period beginning January 1, 2017 and ending December 31, 2019 if all performance metrics are satisfied at the applicable level. The payout will be determined after the fiscal year ending December 31, 2019. The material terms of the award are described above in the "Compensation Discussion and Analysis" under the subheading "2017 Long-Term Incentive Compensation."

(4)
The number of shares of restricted stock shown in this row represents the actual number of shares of restricted stock granted to the named executive officers on February 27, 2017. The restricted stock shown in this row vests in three equal annual installments beginning on the first anniversary of the grant date.

The shares of restricted stock shown in this row may also vest upon death, disability, involuntary termination without cause or a qualifying termination of employment following a change in control of the Company. Dividends are payable on the shares at the same rate as dividends paid on all outstanding shares of Orbital ATK common stock.

(5)
The number of stock options shown in this row represents the actual number of options granted to the named executive officers on February 27, 2017. The option exercise price is the closing sale price of a share of Orbital ATK common stock on the NYSE on the date of grant. The stock options vest in three equal annual installments starting on the first anniversary of the grant date. The options may also vest in the event of a qualifying termination of employment following a change in control of the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table shows the unexercised stock options, unvested restricted stock awards and restricted stock units, and unearned performance share awards as of December 31, 2017 by the executive officers named in the Summary Compensation Table.

	Option Awards						Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)(5)
David W. Thompson	3/10/2015	15,594	7,798	—	$72.06	3/10/2025	4,441	$583,992	—		—
	3/17/2016	7,793	15,587	—	$79.43	3/17/2026	8,058	$1,059,627	24,172	(6)	$3,178,618
	2/27/2017	—	17,163	—	$93.51	2/27/2027	8,982	$1,181,133	17,964	(7)	$2,362,266

Garrett E. Pierce	3/10/2015	6,498	3,249	—	$72.06	3/10/2025	1,850	$243,275	—		—
	3/17/2016	3,247	6,494	—	$79.43	3/17/2026	3,357	$441,446	10,070	(6)	$1,324,205
	2/27/2017	—	8,173	—	$93.51	2/27/2027	4,277	$562,426	8,554	(7)	$1,124,851

Blake E. Larson	3/6/2012	7,597	—	—	$26.25	3/6/2022	—	—	—		—
	3/5/2013	6,094	—	—	$30.40	3/5/2023	—	—	—		—
	3/11/2014	2,764	—	—	$61.65	3/11/2024	—	—	—		—
	3/10/2015	7,472	3,737	—	$72.06	3/10/2025	2,128	$279,832	—		—
	3/17/2016	3,734	7,469	—	$79.43	3/17/2026	3,861	$507,722	11,582	(6)	$1,523,033
	2/27/2017	—	10,216	—	$93.51	2/27/2027	5,347	$703,131	10,694	(7)	$1,406,261

Frank L. Culbertson	3/10/2015	3,736	1,868	—	$72.06	3/10/2025	1,064	$139,916	—		—
	3/17/2016	1,867	3,734	—	$79.43	3/17/2026	1,930	$253,795	5,790	(6)	$761,385
	2/27/2017	—	4,086	—	$93.51	2/27/2027	2,138	$281,147	4,276	(7)	$562,294

Michael A. Kahn	3/6/2012	6,822	—	—	$26.25	3/6/2022	—	—	—		—
	3/5/2013	6,094	—	—	$30.40	3/5/2023	—	—	—		—
	3/11/2014	2,764	—	—	$61.65	3/11/2024	—	—	—		—
	3/10/2015	3,736	1,868	—	$72.06	3/10/2025	1,064	$139,916	—		—
	3/17/2016	1,867	3,734	—	$79.43	3/17/2026	1,930	$253,795	5,790	(6)	$761,385
	2/27/2017	—	4,086	—	$93.51	2/27/2027	2,138	$281,147	4,276	(7)	$562,294

(1)	For a better understanding of this table, we have included an additional column showing the grant dates of stock options, restricted stock awards, and performance share awards.

(2)	Stock option grants vest in three equal annual installments beginning on the first anniversary of the grant date.

(3)	Restricted stock awards vest in three equal annual installments beginning on the first anniversary of the grant date.

(4)
The amounts in this column were calculated using a per share value of $131.50, the closing price of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year.

(5)
The amounts shown reflect the payout of the performance shares based on achievement at the maximum level of performance. The vesting and payout of any performance shares for the respective performance periods ending on December 31 will be determined, based on the actual achievement of specified performance goals.

(6)
These shares correspond to a long-term incentive award relating to performance growth measures (relative TSR, absolute revenue growth, and return on invested capital) for the period of January 1, 2016 through December 31, 2018.

(7)
These shares correspond to a long-term incentive award relating to performance growth measures (relative TSR, absolute revenue growth, and return on invested capital) for the period of January 1, 2017 through December 31, 2019.

OPTION EXERCISES AND STOCK VESTED
The following table provides information for the executive officers named in the Summary Compensation Table regarding the exercise of stock options and the vesting of restricted stock awards, restricted stock units, and performance shares during the fiscal year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)(2)	Value Realized on Vesting ($)(1)(2)
David W. Thompson	—	—	35,139	$4,175,867
Garrett E. Pierce	—	—	16,323	$1,913,552
Blake E. Larson	—	—	18,037	$2,102,062
Frank L. Culbertson	—	—	9,797	$1,142,744
Michael A. Kahn	—	—	11,232	$1,268,212

(1)
Includes the vesting of restricted stock awards and restricted stock units. Value realized was determined by multiplying the number of vested shares or units by the closing market price of the Company's common stock on the date of vesting. If the vesting date fell on a weekend or holiday, the closing market price of the common stock on the business day immediately preceding the vesting date was used to determine the value realized. The number of shares of restricted stock awards and restricted stock units that vested for each of the officers is as follows:

Name	Vesting Date	Number of Shares
Mr. Thompson	3/10/2017	4,441
	3/17/2017	4,028
	7/21/2017	6,735

Mr. Pierce	3/10/2017	1,850
	3/17/2017	1,678
	7/21/2017	4,490

Mr. Larson	3/10/2017	2,128
	3/11/2017	375
	3/17/2017	1,930
	3/31/2017	4,053

Mr. Culbertson	3/10/2017	1,064
	3/17/2017	965
	7/21/2017	2,993

Mr. Kahn	3/10/2017	1,064
	3/11/2017	375
	3/17/2017	965
	3/31/2017	4,053

Upon vesting of each award, the Company withheld shares of Company common stock from each officer having a value equal to the applicable tax withholding requirement.

(2)
Includes the payment of performance shares which vested on December 31, 2017 upon subsequent confirmation of the Compensation and Human Resources Committee that performance goals had been achieved, as described in the “Compensation Discussion and Analysis” section of this Form 10-K under the subheading “Long-Term Incentive Compensation Payouts.” The value realized was determined by multiplying the number of vested shares by the closing market price of Orbital ATK common stock on February 21, 2018, the payment date, which was $131.80. The number of performance shares that vested for each of the officers is as follows:

Name	Number of Shares
Mr. Thompson	19,935

Mr. Pierce	8,305

Mr. Larson	9,551

Mr. Culbertson	4,775

Mr. Kahn	4,775

Mr. Thompson deferred 40% of his performance shares that were earned. As a result of the deferral, and in lieu of payment of the shares, Mr. Thompson’s account under Orbital ATK’s Nonqualified Deferred Compensation Plan was credited with deferred stock units. The number of units credited to the account was determined on a one-for-one basis equal to the number of shares that would otherwise have been paid, reduced by the number of shares having a value equal to Orbital ATK’s Medicare tax withholding obligation as a result of the deferral of payment of the shares. The deferred stock units will be settled 100% in Orbital ATK common stock following termination of employment or such other date specified by the officer under the terms of the Nonqualified Deferred Compensation Plan.

PENSION BENEFITS
Orbital ATK maintains two tax-qualified defined benefit retirement plans covering fewer than half of our employees. These plans were closed to new participants as of January 1, 2007 (and at later dates for certain employees covered by collective bargaining agreements). Of the named executive officers, two participated in a defined benefit plan during the fiscal year ended December 31, 2017: Mr. Larson and Mr. Kahn. Their benefits are described below. The named executive officers who do not participate in a defined benefit plan (Mr. Thompson, Mr. Pierce, and Mr. Culbertson) instead participated in the Orbital ATK defined contribution plan. The Company’s contributions for these named executive officers are included in the Summary Compensation Table under the column "All Other Compensation."
The Internal Revenue Code limits the benefits that may be paid from such tax-qualified plans. The Orbital ATK, Inc. Defined Benefit Supplemental Executive Retirement Plan (the "DB SERP") was established to provide benefits for highly compensated employees whose tax-qualified defined benefit plan benefits are reduced by certain IRS limits or by their participation in the Company's Nonqualified Deferred Compensation Plan. A grantor trust was established under which certain funds have been set aside to satisfy some of the obligations under the DB SERP. If the funds in the trust are insufficient to pay amounts payable under the DB SERP, the Company will pay the deficiency. Mr. Larson and Mr. Kahn participate in the DB SERP. The Company also sponsors the Orbital ATK, Inc. Defined Contribution Supplemental Executive Retirement Plan (the "DC SERP"). All of the named executive officers participated in the DC SERP during 2017. Amounts allocated by the Company under the DC SERP are included in the Summary Compensation Table under the column "All Other Compensation" and are also shown in the table under the heading "Nonqualified Deferred Compensation" in this Form 10-K.
Orbital ATK, Inc. Pension and Retirement Plan and Thiokol Propulsion Pension Plan
Due to acquisitions and benefit plan mergers, the Orbital ATK, Inc. Pension and Retirement Plan (the "Pension Plan"), and the Thiokol Propulsion Pension Plan (the "Thiokol Plan") contain various benefit formulas that apply to certain groups of employees. The benefit formulas that applied prior to July 1, 2013 to the two named executive officers who were participants in a defined benefit plan at that time were the following:

•	Mr. Larson - the old Cash Balance formula under the Pension Plan,

•	Mr. Kahn - the Thiokol Pension Plan formula under the Thiokol Plan.
Since July 1, 2013, the pension benefit is calculated in two pieces: the benefit earned as of June 30, 2013 under the prior formula and the benefit earned under a new Cash Balance formula for service and earnings beginning July 1, 2013. Mr. Larson and Mr. Kahn began earning benefits under the new Cash Balance formula effective July 1, 2013.
Each portion of the pension benefit will be payable separately. Different payment forms and commencement dates may be elected for the different pieces of the benefit. The elements of compensation used in applying the various payment and benefit formulas generally include base salary plus annual incentive payments (actually paid through the month of termination of employment, or June 30, 2013, in the case of benefits under the frozen formulas), up to the applicable IRS maximum compensation limit. Historically, employees were vested after five years of vesting service. On January 1, 2008, vesting under the old Cash Balance formula changed to three years of vesting service. Effective July 1, 2013, all impacted employees who transitioned to the new Cash Balance formula became 100% vested in their entire pension benefit regardless of their years of vesting service. Mr. Larson and Mr. Kahn participated in a defined benefit plan during 2017 and are vested in their respective Pension Plan or Thiokol Plan benefits. The normal retirement age for the plan is defined in the Pension Plan as age 65. The normal retirement age is defined in the Thiokol Plan as age 67.
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
Defined Benefit Plan Formulas Prior to July 1, 2013
Old Cash Balance Formula (Mr. Larson)
Effective April 1, 1992, the pension plan formula then in effect was amended to provide benefits based upon a Cash Balance formula (referred to as the "old" Cash Balance formula). The old Cash Balance formula continued through June 30, 2013 to apply to employees who were participants in the pension plan as of April 1, 1992, or were hired after April 1, 1992 and not covered by one of the subsequently acquired plan formulas, but who had at least 15 years of credited service as of December 31, 2003. Effective June 30, 2013, pay credits under this old Cash Balance Formula ended. Mr. Larson's initial cash balance account was equal to the lump sum value as of April 1, 1992 of his accrued benefit under the prior pension plan formula at that time. Mr. Larson's cash balance account was credited monthly with a percentage of pension earnings that increased with length of service as follows:

Years of Service	Percentage of Pension Earnings	Additional Percentage for Earnings in Excess of Social Security Wage Base
Less than 5	3.5%	3.5%
5 to 9	4.5%	4.5%
10 to 14	5.5%	5.5%
15 to 19	6.5%	5.5%
20 to 24	7.5%	5.5%
25 or more	8.5%	5.5%
The pay credits applied to the old cash balance accounts ended on June 30, 2013. The account balances continue to be credited monthly with interest credits equal to one-twelfth of the average one-year U.S. Treasury Bill rate during the 12 months ending September 30 of the prior calendar year. The minimum annual interest crediting rate is 3.06%. For calendar year 2017, the interest crediting rate is 3.06%.
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

Thiokol Pension Plan Formula (Mr. Kahn)
The Thiokol Plan formula covers employees who had at least 15 years of credited service as of December 31, 2003 and who joined the Company in connection with the acquisition of Thiokol from Alcoa or began employment in a location offering this formula.
The Thiokol Plan provides an annuity benefit determined based on final average earnings and the participant’s years of credited service. Effective June 30, 2013, benefit accruals under this formula were frozen for the impacted participants. The frozen benefit is equal to:

•	1.23% of final average earnings multiplied by years of credited service; plus

•	0.75% of final average earnings in excess of social security covered compensation, multiplied by years of credited service (up to a maximum of 35 years).
Final average earnings, social security covered compensation and credited service are all frozen as of June 30, 2013. Final average earnings as of June 30, 2013 is determined as the greater of the final average earnings determined as of December 31, 2012 (using actual calendar year earnings) or the amount determined using actual earnings for the 60 month period from July 1, 2008 to June 30, 2013.
Benefits are paid in a variety of actuarially equivalent monthly annuity options at retirement.
Participants with at least five years of credited service may retire early with a reduced benefit on or after age 55. The benefits of participants electing early retirement are reduced according to plan factors for benefit commencement prior to age 67 (6.67% for each of the first five years, 3.33% for each of the next five years, 4.13% for the next year, and 3.74% for the year after that). As it relates to the frozen benefit, service with the Company after July 1, 2013 will be included when determining eligibility for early retirement.
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
The DB SERP provides certain executives covered by the old Cash Balance formula with the right to receive a benefit based on the greater of the Pension Equity Plan (“PEP”) formula or the old Cash Balance formula through June 30, 2013 provided they remain employed until at least age 55 and receive a benefit under the new Cash Balance formula in effect July 1, 2013. This provision applies to Mr. Larson since he has attained age 55 and the benefit amount is reflected in the table below. The PEP formula is included in the Pension Plan. The frozen PEP formula calculates benefits as a lump sum amount equal to 5.5% of final average earnings up to one-half of the social security wage base, plus 11% of final average earnings in excess of one-half of the social security wage base multiplied by years of credited service. Final average earnings for the PEP formula is equal to the average of the highest 60 consecutive months out of the last 120 months of earnings as of June 30, 2013. The social security wage base as of June 30, 2013 was $113,700. The June 30, 2013 frozen PEP amount is increased on a monthly basis by interest at a rate of 4% (compounded annually) until the benefit commencement date.

Pension Benefits
The following table provides information concerning each defined benefit plan of the Company that provides for payments or benefits to any of the named executive officers.

Name	Plan Name	Number of Years Pension Service (1)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Blake E. Larson	Pension Plan	36.500	680,347	—
	DB SERP	36.500	2,837,997	—
Michael A. Kahn	Thiokol Plan	29.167	1,088,474	—
	DB SERP	29.167	1,976,035	—
(1)Pension Service is determined in years and months as of December 31, 2017.
Assumptions
The "Present Value of Accumulated Benefits" is based on the same assumptions as those used for the valuation of the plan liabilities in this Form 10-K. The assumptions made in the calculations of these amounts may be found in Note 13 to the audited financial statements in this Form 10-K.
The old Cash Balance formula benefits are projected from the current account value to age 65 assuming that the interest crediting rate is 3.5% for years after 2017. Retirement age is assumed to be age 65, except for Mr. Kahn’s benefits. For Mr. Kahn, age 67 is used since this is the unreduced retirement age for the Thiokol Plan formula. The assumption is made that there is no probability of pre-retirement death or termination by any other cause.
All SERP benefits are assumed to be paid as a lump sum in accordance with the plan document.
"Pension Service" includes only service with the Company (or certain acquired employers). In general, the Company does not grant extra years of pension service.

NONQUALIFIED DEFERRED COMPENSATION
The following table provides information for the executive officers named in the Summary Compensation Table regarding contributions, earnings, distributions and year-end account balances with respect to the contributions to the Orbital ATK, Inc. Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"), the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan (the "Orbital Deferred Compensation Plan"), and the Orbital ATK Inc. Defined Contribution Supplemental Executive Retirement Plan (the "DC SERP").

Name	Plan Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
David W. Thompson	Deferred Compensation Plan	$588,408	$—	$72,414	$—	$850,702
	Orbital Deferred Compensation Plan	$—	$—	$596,544	$—	$6,094,449
	DC SERP	$—	$159,463	$17,185	$—	$357,928
Garrett E. Pierce	Deferred Compensation Plan	$—	$—	$—	$—	$—
	Orbital Deferred Compensation Plan	$—	$—	$29,030	$—	$195,244
	DC SERP	$—	$92,954	$8,136	$—	$207,526
Blake E. Larson	Deferred Compensation Plan	$—	$—	$87,012	$—	$909,509
	DC SERP	$—	$49,610	$17,577	$—	$193,743
Frank L. Culbertson	Deferred Compensation Plan	$—	$—	$—	$—	$—
	Orbital Deferred Compensation Plan	$—	$—	$2,221	$—	$22,686
	DC SERP	$—	$59,764	$4,840	$—	$127,923
Michael A. Kahn	Deferred Compensation Plan	$—	$—	$62,817	$—	$845,352
	DC SERP	$—	$19,675	$13,928	$—	$131,474

(1)
This column does not include the deferral by Mr. Thompson of the portion of his performance award earned for the 2015-2017 performance period ended December 31, 2017 because that amount was not actually credited to his account until fiscal year 2018.

(2)
For Messrs. Larson and Kahn, the amounts in the following table represent aggregate contributions made by the executive officer or by the Company for the benefit of the executive officer, since the officer's commencement of participation in the plan(s) through December 31, 2017. Deferrals and contributions in prior years were previously reported as compensation in the Summary Compensation Table in the Company's proxy statement for the applicable years for those officers who were named in the Summary Compensation Table in those years. For Messrs. Thompson, Pierce and Culbertson, amounts in the following table represent aggregate contributions since the beginning of their employment with the Company on February 9, 2015. The aggregate earnings represent the cumulative earnings on the original deferred amounts. There have been no distributions/withdrawals made to the named executive officers through December 31, 2017.

Detail of Aggregate Balances at Last Fiscal Year End

	Executive Contributions			Registrant Contributions
Name	Salary Deferrals ($)	Annual Cash Incentive Deferrals ($)	Performance Share Deferrals ($)	Allocations to Orbital Deferred Compensation Plan ($)	Allocations to DC SERP ($)	Aggregate Earnings ($)	Withdrawals ($)	Balance ($)
Mr. Thompson	$770,815	$—	$—	$23,882	$340,742	$1,242,248	$—	$7,303,079
Mr. Pierce	$—	$—	$—	$16,964	$199,390	$47,755	$—	$402,770
Mr. Larson	$—	$308,888	$—	$—	$174,994	$619,370	$—	$1,103,252
Mr. Culbertson	$—	$—	$—	$4,269	$123,082	$7,704	$—	$150,609
Mr. Kahn	$10,209	$363,269	$—	$—	$113,132	$490,216	$—	$976,826
Deferred Compensation Plan
All of the named executive officers are eligible to participate in the Deferred Compensation Plan. Participants in the plan generally may elect to defer up to 70% of salary and 100% of cash or equity incentive compensation.

The Company may credit to participants' accounts under the plan certain additional amounts relating to foregone matching contributions under the Company's 401(k) Plan. Under the Deferred Compensation Plan, the Company may also make additional discretionary contributions to participants' accounts.
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
The investment alternatives during 2017 were based on funds which generally corresponded to the investment funds made available under the Company's 401(k) Plan.
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
Orbital Deferred Compensation Plan
The Orbital Deferred Compensation Plan was assumed by the Company in connection with the Orbital-ATK Merger and is applicable to eligible legacy Orbital employees, including Mr. Thompson, Mr. Pierce and Mr. Culbertson. The plan was frozen to future contributions for plan years commencing January 1, 2016. The plan provided executive officers and other key management and highly compensated employees with the ability to set aside compensation on a tax-deferred basis. This compensation consisted of amounts a participant elected to defer and/or discretionary contributions by the Company. Under the plan, the participants deferred up to 100% of their cash base salaries and up to 100% of their cash bonuses.
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
On May 5, 2015, the Company adopted the Orbital ATK, Inc. Income Security Plan ("2015 ISP"), freezing the Company's former plan ("2013 ISP) to new participants. The 2013 ISP terminated on February 9, 2018. As of December 31, 2017, all of the named executive officers were covered under the 2013 ISP.
The amounts of the payments that would be made to the current executive officers named in the Summary Compensation Table if a "qualifying termination" occurred on December 31, 2017 are shown in the table below titled "Potential Payments Upon Termination."
Plan Provisions under the 2013 ISP
Participation in the plan was limited to "executive officers" of Orbital ATK (as that term is defined in Rule 3b-7 under the Securities Exchange Act of 1934) and any employee selected by the Compensation and Human Resources

Committee prior to May 5, 2015. Within the plan, participants were divided into two tiers with different levels of payments and benefits:

•
"Tier 1 Participants," who, as of December 31, 2017, were Orbital ATK's President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Senior Vice President and General Counsel; and

•	"Tier 2 Participants," who, as of December 31, 2017, were all other "executive officers" and any employee selected by the Committee to participate in the plan for the fiscal year.
The plan did not have a tax gross-up provision, and the plan capped the benefits provided under the plan at the limit established under Section 280G of the Internal Revenue Code in order to avoid the imposition of the excise tax provided by Section 4999 of the Code.
In the event of a "qualifying termination," as defined in the Income Security Plan, each participant in the plan would have received:

•	Base salary and other compensation earned through the date of termination to the extent not already paid;

•
A prorated portion of the annual cash incentive payment for which the participant was eligible for the fiscal year in which the termination occurred, calculated based on (a) the target level of performance if the termination occurred within the first three quarters of the fiscal year or (b) the greater of projected performance or target performance if the termination occurred within the fourth quarter of the fiscal year;

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
In the event a Tier 1 Participant had a "qualifying termination" within the first five years of service in his or her specific Tier 1 officer position, the Tier 1 Participant would have also received:

•
A cash payment equal to three times the participant's annual base salary and current annual cash incentive opportunity for which the participant was eligible, assuming the target level of performance had been achieved;

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

After five years of service in the specific Tier 1 officer position, each element of compensation payable to a Tier 1 Participant that was multiplied by three, as described above, would have been reduced by an increment of 0.2 on each of the fifth through ninth anniversaries of the date of service in that position, for a total decrease from three times compensation to two times compensation over that five-year period. Effective December 31, 2017, the multiple for each of Mr. Thompson, Mr. Pierce and Mr. Larson was three.
Tier 2 Participants would have also received:

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
All cash payments described in the 2015 ISP above will be paid in a lump sum not later than the 15th day of the third calendar month following the date of a participant's "qualifying termination." The supplemental retirement benefit is paid the later of (a) six months following termination of employment or separation of service (as defined by Section 409A of the Internal Revenue Code) or (b) February 1 of the following calendar year. A participant is entitled to such benefits under the Income Security Plan in consideration of his or her execution of a separation agreement and general release of claims (the "Release"). The obligation to provide benefits to a participant will be conditioned on the participant's continuing compliance with the confidentiality and non-disparagement, non-competition and non-solicitation covenants set forth in the Release and the covenants to provide services to the Company set forth in the Release. The obligations of the participants have a duration of three years for Tier 1 participants and two years for Tier 2 participants. If a breach of these post-employment restrictions occurs, Orbital ATK is entitled to injunctive relief and any other legal or equitable remedies.
Potential Payments Upon Termination
The following table shows potential payments to the named executive officers upon death, disability, termination without cause and termination of employment following a change in control of the Company. The amounts shown assume that the termination was effective December 31, 2017, the last day of the Company's fiscal year, and are estimates of the amounts that would be paid to the executive officers upon termination, in addition to the base salary, annual incentive and long-term incentive earned during fiscal year 2017 and any applicable retirement amounts payable to the executive officers discussed above under the heading "Pension Benefits" and "Nonqualified Deferred Compensation" in this Form 10-K. The actual amounts to be paid can only be determined at the actual time of an officer's termination. No tax gross-ups are paid to the executive officers upon termination of employment.

	David W. Thompson		Garrett E. Pierce		Blake E. Larson		Frank L. Culbertson		Michael A. Kahn

Payments Upon Death
Cash Payment	$—		$—		$—		$—		$—
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock	$2,824,752	(1)	$1,247,146	(1)	$1,490,684	(1)	$674,858	(1)	$674,858	(1)
Performance Awards	$363,203	(2)	$157,011	(2)	$185,284	(2)	$86,790	(2)	$86,790	(2)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$3,187,955		$1,404,157		$1,675,968		$761,648		$761,648
Payments Upon Disability
Cash Payment	$—		$—		$—		$—		$—
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock	$2,824,752	(1)	$1,247,146	(1)	$1,490,684	(1)	$674,858	(1)	$674,858	(1)
Performance Awards	$2,906,413	(3)	$1,257,666	(3)	$1,483,978	(3)	$694,978	(3)	$694,978	(3)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$5,731,165		$2,504,812		$2,974,662		$1,369,836		$1,369,836
Payments Upon Termination Without Cause - Layoff
Cash Payment	$925,014	(4)	$700,000	(4)	$700,000	(4)	$525,000	(4)	$545,000	(4)
Equity
Stock Options	$—		$—		$—		$—		$—
Restricted Stock	$2,824,752	(1)	$1,247,146	(1)	$1,490,684	(1)	$674,858	(1)	$674,858	(1)
Performance Awards	$2,906,413	(3)	$1,257,666	(3)	$1,483,978	(3)	$694,978	(3)	$694,978	(3)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$—		$—		$—		$—		$—
Total	$6,656,179		$3,204,812		$3,674,662		$1,894,836		$1,914,836
Payments Upon Termination following a Change in Control
Severance Payment	$5,940,095		$3,847,500		$3,847,500		$1,800,000		$1,872,000
Payment Reduction	$(324,235)	(5)	$—		$—		$—		$—
Equity
Stock Options	$1,927,151	(6)	$841,755	(6)	$999,144	(6)	$460,690	(6)	$460,690	(6)
Restricted Stock	$2,824,752	(1)	$1,247,146	(1)	$1,490,684	(1)	$674,858	(1)	$674,858	(1)
Performance Awards	$2,770,442	(7)	$1,224,528	(7)	$1,464,647	(7)	$661,840	(7)	$661,840	(7)
Health and Welfare Benefits	$47,021	(8)	$33,341	(8)	$33,341	(8)	$1,109	(8)	$31,348	(8)
Retirement (401(k), DB SERP and/or DC SERP benefit)	$514,838		$315,801		$390,334		$144,546		$421,714
Total	$13,700,064		$7,510,071		$8,225,650		$3,743,043		$4,122,450

(1)
Values are determined by multiplying the number of shares of restricted stock by $131.50, the closing market price of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year.

(2)
Estimates for the performance awards for the fiscal year 2016-2018 and fiscal year 2017-2019 performance periods assume payout at the threshold performance level consistent with the terms of the Award Agreements. The value represents a prorated number of shares based on the period of active employment during the respective performance periods. The value was determined by multiplying the number of shares payable by $131.50, the closing market price of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year.

(3)
Estimates for the performance awards for the fiscal year 2016-2018 and fiscal year 2017-2019 performance periods assume payout at the maximum performance level and are prorated based on the period of active employment during the respective performance periods. The value was determined by multiplying the number of shares payable by $131.50, the closing market price of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year. The prorated performance awards would be paid at the end of the performance period based on the actual performance measured following the end of the performance period.

(4)	The cash payment includes 12 months of base salary and an additional $25,000 to defray health care costs.

(5)
Under the terms of the Income Security Plan, benefits in excess of the limit established under Section 280G of the Internal Revenue Code are reduced such that the total severance benefit equals the Section 280G limit, beginning with the cash severance payment.

(6)
Values are determined by multiplying the number of unvested options by the spread between the option price and $131.50, the closing market price of a share of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year.

(7)
Estimates for the performance awards for the fiscal year 2016-2018 and 2017-2019 performance periods assume payout at the target performance level, consistent with the terms of the Income Security Plan. The value was determined by multiplying the number of shares payable by $131.50, the closing market price of a share of Company common stock as reported on the NYSE on December 29, 2017, the last trading day of the fiscal year.

(8)
For purposes of quantifying health and welfare benefits, Orbital ATK's annual premium cost was multiplied by three for each of Mr. Thompson, Mr. Pierce and Mr. Larson and by two for each of the other named executive officers.

Executive Severance Agreement with Mr. Pierce
Mr. Pierce has a preexisting executive severance agreement with Orbital. The Company assumed this agreement in connection with the Orbital-ATK Merger. The agreement provides that Mr. Pierce would receive severance payments and benefits from the Company if his employment is terminated other than in the event of a change in control.
Under his agreement, Mr. Pierce will be entitled to the following payments and benefits upon the occurrence of the following termination events:
Disability. If Mr. Pierce's employment is terminated by the Company for disability (generally defined as incapacity due to physical or mental illness), then (1) his benefits shall be determined in accordance with the insurance and benefits programs then in effect and (2) his equity grants shall continue to vest as scheduled for a 24-month period following such termination and his stock options shall remain exercisable for the remainder of the originally scheduled term. Assuming a December 31, 2017 termination event for disability, Mr. Pierce would receive (a) short-term disability payments of 80% of his base salary for six months, paid biweekly for a total of $270,000, followed by (b) monthly long-term disability payments of $25,000 for 12 months, for an aggregate potential amount of $570,000; and a total of 9,484 shares of restricted stock and 9,312 performance shares would continue to vest as scheduled for a 24-month period. As of December 31, 2017, the value of these awards was $2,471,674 based on the $131.50 closing price of Company common stock on December 29, 2017. Therefore, the aggregate amount of compensation Mr. Pierce might receive if his employment was terminated due to his disability is $3,041,674.
Cause. If Mr. Pierce's employment is terminated by the Company for "cause" (as defined in the agreement), Mr. Pierce would only be permitted to exercise vested stock options for 60 days after the date of termination. As of December 31, 2017, Mr. Pierce is vested in 9,745 stock options.
Good Reason or Without Cause. If Mr. Pierce's employment is terminated by the Company for any reason other than for disability or cause, or by Mr. Pierce for "good reason" (as defined in the agreement), then Mr. Pierce would receive a lump sum payment equal to two times the sum of (1) his annual base salary and (2) the higher of (a) the sum of any bonuses paid or payable to him for the 12-month period immediately preceding the month of such termination or (b) the target bonus for the year of termination based on 80% of his annual base salary. He would also be reimbursed for all reasonable legal fees and expenses incurred by him as a result of such termination. Also, Mr. Pierce's outstanding equity grants would continue to vest as scheduled for a 24-month period and vested stock options would remain exercisable for the remainder of their originally scheduled terms. In addition, his insurance benefits would continue for a 24-month period following such termination.
If Mr. Pierce's employment is terminated by the Company without cause or by him for good reason, and assuming a December 31, 2017 termination event for either of these reasons, payments would be as follows:

Salary	Bonus	Insurance Benefits(1)	Equity Awards(2)	Total(3)
$1,350,000	$1,821,406	$46,615	$3,765,219	$6,983,240

(1)
Reflects the gross premiums to be paid to provide Mr. Pierce with life, disability, accident and health insurance benefits substantially similar to those he was receiving as of December 31, 2017 for the next 24-month period.

(2)
Reflects the value of 9,484 shares of restricted stock and 9,312 performance shares, which would continue to vest as scheduled for the next 24-month period, based on the $131.50 closing price of Company common stock on December 29, 2017. Also includes the value of (i) 9,747 stock options, determined based on the difference between the closing price of $131.50 and the exercise price for the options of $72.06, (ii) 9,741 stock options, determined based on the difference between the closing price of $131.50 and the exercise price for the options of $79.43, and (iii) 5,448 stock options, determined based on the difference between the closing price of $131.50 and the exercise price for the options of $93.51.

(3)	Estimated legal fees and expenses incurred by Mr. Pierce in connection with a termination are not included in the total.

DIRECTOR COMPENSATION
Summary Compensation Information
Only non-employee directors receive compensation for service on the Board of Directors. On August 10, 2017, the Board of Directors approved the following non-employee director compensation, effective immediately as of the election of directors to the Board at the annual meeting of stockholders on that date:

•
an award of restricted stock valued at $120,000 at the time of grant upon initial election to the Board and upon re-election at each subsequent annual meeting of stockholders (increased from $100,000);

•	an annual cash retainer of $75,000, with no additional fees paid for Board and committee meetings attended;

•	an annual cash retainer of $100,000 for the independent non-executive Chairman of the Board (Ronald R. Fogleman; increased from $90,000);

•	an annual cash retainer of $25,000 for the chair of the Audit Committee (increased from $18,500);

•
an annual cash retainer of $15,000 for the chair of the Compensation and Human Resources Committee, $15,000 for the chair of the Governance Committee and $15,000 for the chair of the Markets and Technology Committee (each retainer increased from $12,500); and

•
an annual cash retainer of $13,500 for each member of the Audit Committee, $7,500 for each member of the Compensation and Human Resources Committee, $7,500 for each member of the Governance Committee, $7,500 for each member of the Markets and Technology Committee and $2,500 for each member of the special subcommittee of the Markets and Technology Committee.

Cash amounts are paid annually in a lump sum following election or re-election at the annual meeting of stockholders.
Directors who spend a significant part of a day on Company business issues beyond the normal scope of board member responsibilities receive an additional $1,000 per diem payment, plus expenses. The per diem is paid at the discretion of the Chairman or Chief Executive Officer. Non-employee directors are also reimbursed for tuition and related expenses for continuing director education courses.
Director Compensation
The following table shows the annual retainer and fees earned by the directors for 2017 and either paid in cash or deferred at the election of the director. The Board's Deferred Fee Plan is described below. The table also shows the aggregate grant date fair value of stock awards computed in accordance with generally accepted accounting principles in the United States. The Non-Employee Director Stock Program is described below. Additional information regarding the restricted stock awards and deferred stock units is described in footnote 1 below.
The amounts shown below consist of cash retainer payments and restricted stock awards made in August 2017 for expected service as a Company director, plus all other compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Kevin P. Chilton	$98,500	$119,917	$3,528	$221,945
Roxanne J. Decyk	$105,000	$119,917	$9,741	$234,658
Lennard A. Fisk	$97,500	$119,917	$1,092	$218,509
Ronald R. Fogleman	$185,000	$119,917	$18,098	$323,015
Ronald T. Kadish	$98,500	$119,917	$1,092	$219,509
Tig H. Krekel	$90,000	$119,917	$11,356	$221,273
Douglas L. Maine	$121,000	$119,917	$1,092	$242,009
Roman Martinez IV	$88,500	$119,917	$19,199	$227,616
Janice I. Obuchowski	$97,500	$119,917	$1,092	$218,509
James G. Roche	$100,000	$119,917	$1,092	$221,009
Harrison H. Schmitt	$100,000	$119,917	$1,092	$221,009
Scott L. Webster	$90,000	$119,917	$27,528	$237,445
Martin C. Faga (former director)	$—	$—	$6,001	$6,001
Robert M. Hanisee (former director)	$—	$—	$367	$367

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

The following table shows the number of shares of restricted stock or deferred stock units (to be settled in shares of Company common stock) granted to each non-employee director during 2017 and the closing price per share of common stock on the date of grant.

Name	Grant Date	Number of Shares of Stock or Units	Closing Price on Grant Date
Kevin P. Chilton	8/10/2017	1,133	$105.84
Roxanne J. Decyk	8/10/2017	1,133	$105.84
Lennard A. Fisk	8/10/2017	1,133	$105.84
Ronald R. Fogleman	8/10/2017	1,133	$105.84
Ronald T. Kadish	8/10/2017	1,133	$105.84
Tig H. Krekel	8/10/2017	1,133	$105.84
Douglas L. Maine	8/10/2017	1,133	$105.84
Roman Martinez IV	8/10/2017	1,133	$105.84
Janice I. Obuchowski	8/10/2017	1,133	$105.84
James G. Roche	8/10/2017	1,133	$105.84
Harrison H. Schmitt	8/10/2017	1,133	$105.84
Scott L. Webster	8/10/2017	1,133	$105.84
The aggregate numbers of shares of restricted common stock, deferred stock units (to be settled in shares of Company common stock) and phantom stock units (to be settled in cash) held by each non-employee director as of December 31, 2017 were as follows:

Name	Shares of Restricted Stock (#)	Deferred Stock Units (#)	Phantom Stock Units (#)
Kevin P. Chilton	—	3,323	—
Roxanne J. Decyk	—	8,177	—
Lennard A. Fisk	1,133	—	—
Ronald R. Fogleman	1,133	13,286	1,845
Ronald T. Kadish	1,133	—	—
Tig H. Krekel	—	9,438	—
Douglas L. Maine	1,133	—	—
Roman Martinez IV	—	15,566	7,597
Janice I. Obuchowski	1,133	—	—
James G. Roche	1,133	—	—
Harrison H. Schmitt	1,133	—	—
Scott L. Webster	1,133	2,190	—

(2)
Except for Mr. Webster, the "All Other Compensation" column consists solely of the aggregate amount of: cash dividends paid on unvested restricted stock awarded under the Non-Employee Director Stock Program under the Company's 2015 Stock Incentive Plan or the Non-Employee Director Restricted Stock (the "2015 Director Stock Program"); dividend equivalents paid in cash on deferred stock units under the 2015 Director Stock Program and its predecessor plans (the Non-Employee Director Restricted Stock Award and Stock Deferral Program under the Company's 2005 Stock Incentive Plan and the non-Employee Director Restricted Stock Plan); and the dollar value of dividend equivalents credited in the form of additional phantom stock units under the Company's Deferred Fee Plan for Non-Employee Directors. Dividend equivalents are paid or credited at the same rate as cash dividends paid on the Company's common stock. For Mr. Webster, "All Other Compensation" also includes total payments of $24,000 for the creation of leadership and honorary awards for Company employees and directors.

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
Currently, two directors hold phantom stock units in this plan. Neither director deferred cash retainer fees during the year ended December 31, 2017. The following table shows how those directors currently have their deferred fees credited and how many common stock units (to be settled in cash) were credited to their share accounts as of December 31, 2017, including additional stock units acquired as a result of dividend equivalents credited on those common stock units.

Name	Annual Retainer	Units as of December 31, 2017
Ronald R. Fogleman	Cash account-50%	N/A
	Share account-50%	1,845
Roman Martinez IV	Share account-100%	7,597

Non-Employee Director Stock Program
Each non-employee director receives automatic awards of restricted common stock under the Non-Employee Stock Program under the Company's 2015 Stock Incentive Plan upon first being elected to the Board of Directors and upon re-election at each subsequent annual meeting of stockholders. The stock awards have a market value of $120,000, as determined by the closing market price of our common stock on the date of grant.
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
2018 Director Compensation Changes
The Company’s usual practice is to pay directors upon election or re-election at each annual meeting of stockholders. However, the Company does not presently anticipate holding an annual meeting of stockholders in 2018 as the Merger is currently expected to close in the first half of 2018.
As a result, if the Company does not hold the 2018 annual meeting of stockholders, the Company intends to compensate directors on a quarterly basis (rather than annually) beginning the time that that annual meeting otherwise would have been held. Each quarterly payment will be paid in cash and no restricted stock shall be issued. The amount of the payment to each non-employee director will approximate 25% of the cash value of the total applicable compensation such director would have received after a regular annual meeting of stockholders.
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
Stock Ownership Guideline for Non-Employee Directors
The Board has established a stock ownership guideline for non-employee directors of 5,000 shares of Orbital ATK common stock, to be achieved within five years following a director's election to the Board. The Governance Committee of the Board reviews the stock ownership of each incumbent director annually prior to the Committee's recommendation to the Board of the nominees for election as directors at the annual meeting of stockholders. The following are counted for the purpose of meeting the stock ownership guideline: shares of Orbital ATK common stock owned outright, restricted stock and deferred stock units granted under our Non-Employee Director Stock Program under the Company's 2015 Stock Incentive Plan and predecessor plans (the Non-Employee Director Restricted Stock Award and Stock Deferral Program under the Company's 2005 Stock Incentive Plan or the Non-Employee Director Restricted Stock Plan), and phantom stock units granted under our Deferred Fee Plan for Non-Employee Directors.
The following table shows the securities holdings of incumbent non-employee director nominees as of February 16, 2018 that are counted for the purpose of meeting this guideline.

Name	Date First Elected to Board	Common Stock		Restricted Common Stock	Deferred Stock Units(1)	Phantom Stock Units(2)	Total Securities
Kevin P. Chilton	2/9/2015	3,023		—	3,323	—	6,346
Roxanne J. Decyk	8/3/2010	1,261		—	8,177	—	9,438
Lennard A. Fisk	2/9/2015	17,300		1,133	—	—	18,433
Ronald R. Fogleman	5/4/2004	1,147		1,133	13,286	1,845	17,411
Ronald T. Kadish	2/9/2015	15,932		1,133	—	—	17,065
Tig H. Krekel	3/1/2010	1,054		—	9,438	—	10,492
Douglas L. Maine	1/1/2006	15,125		1,133	—	—	16,258
Roman Martinez IV	5/4/2004	4,000	(3)	—	15,566	7,597	27,163	(3)
Janice I. Obuchowski	2/9/2015	13,150		1,133	—	—	14,283
James G. Roche	2/9/2015	15,291		1,133	—	—	16,424
Harrison H. Schmitt	2/9/2015	10,452		1,133	—	—	11,585
Scott L. Webster	2/9/2015	13,177		1,133	2,190	—	16,500

(1)	Deferred stock units are settled in shares of Orbital ATK common stock.

(2)	Phantom stock units are settled in cash based on the share price of Orbital ATK common stock at the time of payment.

(3)	Mr. Martinez disclaims ownership of 1,000 shares of common stock owned by his spouse.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows the number of shares of our common stock beneficially owned (as defined by the Securities and Exchange Commission) as of February 16, 2018 by (1) each person known by the Company to beneficially own more than 5% of the Company's common stock, (2) each of our directors and nominees, (3) each executive officer named in the Summary Compensation Table included in this Form 10-K, and (4) all of the directors and executive officers as a group. Unless otherwise noted, the persons listed in the table have sole voting and investment powers with respect to the shares of common stock owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)(2)(3)		Percent of Shares Outstanding(4)	Total Shares, Options, DSUs, and PSUs Owned (5)
BlackRock, Inc. (6)	5,567,694		9.6%	5,567,694
The Vanguard Group, Inc. (7)	4,882,579		8.4%	4,882,579
First Eagle Investment Management, LLC (8)	4,512,118		7.8%	4,512,118
FMR LLC (9)	3,934,558		6.8%	3,934,558
Kevin P. Chilton	3,023		*	6,346
Frank L. Culbertson	33,622		*	38,213
Roxanne J. Decyk	1,261		*	9,438
Lennard A. Fisk	18,433		*	18,433
Ronald R. Fogleman	2,280		*	17,411
Ronald T. Kadish	17,065		*	17,065
Michael A. Kahn	76,134		*	81,990
Tig H. Krekel	1,054		*	10,492
Blake E. Larson	104,203		*	114,749
Douglas L. Maine	16,258		*	16,258
Roman Martinez IV	4,000	(10)	*	27,163
Janice I. Obuchowski	14,283		*	14,283
Garrett E. Pierce	99,196		*	107,892
James G. Roche	16,424		*	16,424
Harrison H. Schmitt	11,585		*	11,585
David W. Thompson	152,923		*	172,159
Scott L. Webster	14,310		*	16,500
All directors and executive officers as a group (21 persons)	744,208		1.3%	870,446

* Less than 1%.
(1)
Includes shares subject to stock options exercisable on February 16, 2018, or within 60 days thereafter, for the following beneficial owners: Frank L. Culbertson, 10,700 shares; Michael A. Kahn, 26,380 shares; Blake E. Larson, 38,537 shares; Garrett E. Pierce, 18,965 shares; David W. Thompson, 44,699 shares; and all directors and executive officers as a group (21 persons), 171,364 shares.

(2)
Includes shares of restricted common stock with voting rights held by certain directors and executive officers. Excludes deferred stock units without voting rights under our Non-Employee Director Stock Program under the Company's 2015 Stock Incentive Plan, or its predecessor plans (the Non-Employee Director Restricted Stock Award and Stock Deferral Program under the Company's 2005 Stock Incentive Plan and the Non-Employee Director Restricted Stock Plan). Additional information regarding Orbital ATK securities held by each director is shown in the table under the heading Stock Ownership Guideline for Non-Employee Directors in Item 11, “Executive Compensation” of Part III of this Form 10-K. As of February 16, 2018, all directors and executive officers as a group (21 persons) held 111,163 shares of restricted stock. Excludes deferred stock units without voting rights under our Nonqualified Deferred Compensation Plan because none of the executive officers has a payment scheduled within 60 days. Includes shares allocated, as of February 16, 2018, under a 401(k) plan to the accounts of the following beneficial owners: Mr. Kahn, 417 shares; Mr. Pierce, 2,204 shares; Mr. Thompson, 2,374 shares; and all directors and executive officers as a group (21 persons), 8,188 shares.

(3)
Excludes phantom stock units to be settled in cash that are credited to the accounts of directors who participate in our Deferred Fee Plan for Non-Employee Directors (which are shown in the table under the heading Stock Ownership Guideline for Non-Employee Directors in Item 11, “Executive Compensation” of Part III of this Form 10-K) or were credited prior to January 1, 2005 to the accounts of officers who participate in our Nonqualified Deferred Compensation Plan (described under the heading "Executive Compensation" in this Form 10-K).

(4)	Assumes the issuance of the shares covered by the exercisable stock options and restricted stock units scheduled to vest within 60 days that are held by each person or the group, as applicable.
(5)
Sets forth the total amount of Company stock-based holdings for the person or entity, including shares beneficially owned and reported on this table and the following stock-based holdings that will not vest or be payable within 60 days following February 16, 2018 (and therefore are not required to be reported in the table): stock options, deferred stock units and phantom stock units. This supplemental information is being provided for our current Named Executive Officers to provide additional information regarding their equity holdings, and is described in greater detail under "Executive Compensation" below. Additional information regarding Orbital ATK securities held by each director is shown in the table under the heading Stock Ownership Guideline for Non-Employee Directors in Item 11, “Executive Compensation” of Part III of this Form 10-K.

(6)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on January 23, 2018, reporting beneficial ownership as of December 31, 2017. The amended Schedule 13G reported that BlackRock, Inc. ("BlackRock") has sole voting power over 5,415,168 shares and sole dispositive power over 5,567,694 shares. The shares beneficially owned by BlackRock, a parent holding company, were acquired by various BlackRock subsidiaries, none of which beneficially owns more than 5% of the outstanding shares of Orbital ATK common stock. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(7)
Based on a Schedule 13 G/A filed with the Securities and Exchange Commission on February 9, 2018, reporting beneficial ownership as of December 31, 2017. The amended Schedule 13G reported that the Vanguard Group ("Vanguard"), an investment adviser, has sole voting power over 30,491 shares, shared voting power over 3,835 shares, sole dispositive power over 4,852,773 shares, and shared dispositive power over 29,806 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, beneficially owns 25,971 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, beneficially owns 8,355 shares as a result of its serving as investment manager of Australian investment offerings. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(8)
Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2018, reporting beneficial ownership as of December 31, 2017. The amended Schedule 13G reported that First Eagle Investment Management, LLC ("FEIM"), a registered investment adviser, has sole voting power over 4,279,168 shares and sole dispositive power over 4,512,118 shares. FEIM is deemed to be the beneficial owner of the 4,512,118 shares as a result of acting as investment adviser to various clients. The address of FEIM is 1345 Avenue of the Americas, New York, New York 10105.

(9)
Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2018, reporting beneficial ownership as of December 31, 2017. The Schedule 13G reported that FMR LLC, a parent holding company, has sole voting power over 3,361,625 shares and sole dispositive power over 3,934,558 shares. Members of the Johnson family, including Abigail P. Johnson (a Director, the Chairman and the President of FMR LLC), are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement, under which all Series B voting common shares will be voted in accordance with the majority vote of the Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Ms. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (the "Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP ("Deloitte") acted as Orbital ATK's independent registered public accounting firm and also provided certain other services for the fiscal year ended December 31, 2017. PricewaterhouseCoopers LLP (“PwC”) acted as Orbital ATK's independent registered public accounting firm and also provided certain other services for the fiscal year ended December 31, 2016.
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
The following table sets forth the amount of audit fees, audit-related fees, tax fees, and all other fees billed for services by Deloitte for the fiscal year ended December 31, 2017 and by PwC for the fiscal year ended December 31, 2016. All fees were pre-approved by the Audit Committee or the Chair of the Audit Committee.

	Fiscal Year Ended 12/31/2017	Fiscal Year Ended 12/31/2016
Audit Fees	$5,016,750	$8,037,450
Audit-Related Fees	50,000	5,000
Tax Fees	527,376	1,475,457
All Other Fees	3,790	3,832
Total Fees	$5,597,916	$9,521,739
The Audit Fees billed or to be billed for the fiscal years ended December 31, 2017 and 2016 were for professional services rendered for audits of the Company's annual consolidated financial statements and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and reviews of the Company's quarterly financial statements.
The Audit-Related Fees billed for the fiscal year ended December 31, 2017 were for services relating to the Merger. The amount for the fiscal year ended December 31, 2016 was for services relating to benefit plan consents.
The Tax Fees billed for each of the fiscal years ended December 31, 2017 and 2016 were for services related to tax compliance, advice and planning, as well as services related to research and development tax credit studies.
All Other Fees billed for each of the fiscal years ended December 31, 2017 and 2016 were for accounting research tool annual licenses.

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
3.     Exhibits
ORBITAL ATK, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017
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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
2.1*	Transaction Agreement, dated at April 28, 2014 among ATK, Vista SpinCo Inc., Vista Merger Sub Inc. and Orbital Sciences (Exhibit 2.1 to Form 8-K dated April 28, 2014).

2.2*	Agreement and Plan of Merger, dated as of September 17, 2017 among Northrop Grumman Corporation, Neptune Merger, Inc. and the Registrant (Exhibit 2.1 to Form 8-K dated September 17, 2017).

3(i).1*	Restated Certificate of Incorporation of the Registrant, effective August 3, 2016 (Exhibit 3(i).1 to Form 10-Q for the quarter ended October 2, 2016).

3(ii).1*	Amended and Restated Bylaws of the Registrant, Effective August 9, 2017 (Exhibit 3.1 to Form 8-K dated August 9, 2017).

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

10.7*#
Description of Non-Employee Directors’ Cash and Equity Compensation, effective August 10, 2017 (“Director Compensation - Summary Compensation Information” of Item 11, Executive Compensation of Part III of this Form 10-K for the year ended December 31, 2017).

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.8*#	Non-Employee Director Stock Program (as amended and restated August 10, 2017) under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.2 to Form 10-Q for the quarter ended October 1, 2017).

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

10.13.2*#
Form of Non-Qualified Stock Option Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.14.2 to the Form 10-K for the nine-month transition period ended December 31, 2015 (the "2015 Transition Period Form 10-K")).

10.13.3*#
Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2016 (Exhibit 10.14.3 to the 2015 Transition Period Form 10-K).

10.13.4*#
Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2017 (Exhibit 10.13.4 to the Form 10-K for the year ended December 31, 2016).

10.13.5#	Form of Performance Share Award Agreement under the Orbital ATK, Inc. 2015 Stock Incentive Plan for the three-fiscal-year period beginning January 1, 2018.

10.13.6*#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan (Exhibit 10.14.4 to the 2015 Transition Period Form 10-K).

10.13.7#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Orbital ATK, Inc. 2015 Stock Incentive Plan for restricted stock grants in the year ended December 31, 2018.

10.14.1*#	Alliant Techsystems Inc. 2005 Stock Incentive Plan (As Amended and Restated Effective August 7, 2012) (Exhibit 10.1 to Form 8-K dated August 7, 2012).

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

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
10.14.7#	Form of Restricted Stock Award Agreement (Installment Vesting) under the Alliant Techsystems Inc. 2005 Stock Incentive Plan, for restricted stock grants in the year ended March 31, 2015.

10.15.1*#	Amended and Restated Alliant Techsystems Inc. 1990 Equity Incentive Plan (Exhibit 10.16.1 to the Form 10-K for the year ended March 31, 2007).

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

10.24.1*#
Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, assumed by the Registrant in the Orbital-ATK Merger (Exhibit 10.13 to Orbital Sciences Corporation's Annual Report on Form 10-K for the year ended December 31, 2006).

10.24.2*#	Amendment Number One to the Orbital Sciences Corporation Nonqualified Management Deferred Compensation Plan, effective January 1, 2011 (Exhibit 10.26.2 to the 2015 Transition Period Form 10-K).

21	Subsidiaries of the Registrant as of December 31, 2017.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit (and document from which incorporated by reference, if applicable)
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16.    FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
	Name:	David W. Thompson
	Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2018.

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