Form 10-Q
period 2018-04-01
ORBITAL ATK, INC.
filed 2018-05-03
CIK 866121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018

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

Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
As of April 26, 2018, there were 57,827,352 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
ORBITAL ATK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(Amounts in millions, except share data)	April 1, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$59	$346
Accounts receivable, net	338	250
Unbilled receivables, net	1,364	1,643
Net inventories	248	221
Other current assets	173	82
Total current assets	2,182	2,542
Property, plant and equipment, net of accumulated depreciation of $1,247 at April 1, 2018 and $1,219 at December 31, 2017	967	934
Goodwill	1,832	1,832
Net intangibles	54	61
Deferred income taxes	222	155
Other noncurrent assets	128	142
Total assets	$5,385	$5,666
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40	$40
Accounts payable	173	216
Contract loss reserve	145	152
Contract advances	271	330
Accrued compensation	100	137
Other current liabilities	573	585
Total current liabilities	1,302	1,460
Long-term debt	1,411	1,361
Pension and postemployment benefits	678	693
Other noncurrent liabilities	109	107
Total liabilities	3,500	3,621
Commitments and contingencies (Note 14)
Common stock—$.01 par value: authorized—180,000,000 shares; issued and outstanding—57,828,214 shares at April 1, 2018 and 57,686,214 shares at December 31, 2017	1	1
Additional paid-in-capital	2,163	2,175
Retained earnings	1,335	1,502
Accumulated other comprehensive loss	(768)	(780)
Common stock in treasury, at cost—11,106,810 shares held at April 1, 2018 and 11,248,810 shares held at December 31, 2017	(857)	(864)
Total Orbital ATK, Inc. stockholders' equity	1,874	2,034
Noncontrolling interest	11	11
Total equity	1,885	2,045
Total liabilities and equity	$5,385	$5,666
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Quarters Ended
(Amounts in millions except per share data)	April 1, 2018	April 2, 2017
Sales	$1,312	$1,085
Cost of sales	1,022	846
Gross profit	290	239
Operating expenses:
Research and development	34	22
Selling	28	28
General and administrative	74	68
Operating Income	154	121
Other Expense:
Net interest expense	(17)	(17)
Non-service pension and other postretirement benefit expense	(15)	(10)
Income before income taxes and noncontrolling interest	122	94
Income taxes	21	28
Income before noncontrolling interest	101	66
Less net income attributable to noncontrolling interest	—	—
Net income attributable to Orbital ATK, Inc.	$101	$66

Basic earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.76	$1.16
Weighted-average number of common shares outstanding	57	57
Diluted earnings per common share from:
Net income attributable to Orbital ATK, Inc.	$1.74	$1.15
Weighted-average number of diluted common shares outstanding	58	58
Cash dividends per common share	$0.32	$0.32

Note: earnings per share amounts may not recalculate due to rounding.

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Quarters Ended
(Amounts in millions)	April 1, 2018	April 2, 2017
Net income	$101	$66
Other comprehensive income:
Pension and other postretirement benefits:
Prior service credits for pension and postretirement benefit plans recorded to net income, net of taxes of $1 and $3, respectively	(5)	(4)
Net actuarial loss for pension and postretirement benefit plans recorded to net income, net of taxes of $(9) and $(12), respectively	28	20
Change in derivatives, net of taxes of $4 and $0, respectively	(11)	(2)
Other comprehensive income, net of tax	12	14
Comprehensive income attributable to Orbital ATK, Inc.	$113	$80
See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Quarters Ended
(Amounts in millions)	April 1, 2018	April 2, 2017
Operating Activities
Net income	$101	$66
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	36	42
Fixed asset impairment	3	—
Deferred income taxes	9	6
Stock-based plans expense	6	5
Other	4	(2)
Change in assets and liabilities:
Accounts receivable, net	(89)	(45)
Unbilled receivables, net	(203)	(129)
Net inventories	12	(26)
Accounts payable	(37)	21
Contract loss reserve	(4)	(14)
Contract advances	(65)	61
Accrued compensation	(38)	31
Pension and postemployment benefits	17	12
Other assets and liabilities	11	(63)
Cash flows used in operating activities	(237)	(35)
Investing Activities
Capital expenditures	(71)	(43)
Cash flows used in investing activities	(71)	(43)
Financing Activities
Borrowings on revolving credit facilities	155	180
Payments on revolving credit facilities	(95)	(105)
Payment of long-term debt	(10)	(10)
Purchase of treasury shares	(11)	(6)
Dividends paid	(18)	(18)
Proceeds from employee stock compensation plans	—	4
Cash flows provided by financing activities	21	45
Decrease in cash and cash equivalents	(287)	(33)
Cash and cash equivalents at beginning of period	346	200
Cash and cash equivalents at end of period	$59	$167

Supplemental Cash Flow Disclosures
Noncash investing activity:
Capital expenditures included in accounts payable	$6	$1

See Notes to the Condensed Consolidated Financial Statements.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
The unaudited condensed consolidated financial statements of Orbital ATK, Inc. ("the Company" or "Orbital ATK") as set forth in this quarterly report have been prepared in accordance with the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States ("U.S. GAAP") can be condensed or omitted. The Company's accounting policies are described in the notes to the consolidated financial statements in its Form 10-K for the year ended December 31, 2017 ("Form 10-K") filed on February 22, 2018 with the SEC.
In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of April 1, 2018, its results of operations and comprehensive income for the quarters ended April 1, 2018 and April 2, 2017 and its cash flows for the quarters ended April 1, 2018 and April 2, 2017. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements included in the Form 10-K but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In connection with adopting Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company disaggregated "Net receivables" into "Accounts receivable, net" and "Unbilled receivables, net" on the condensed consolidated balance sheets. On the condensed consolidated statements of income, the Company separately disclosed "Non-service pension and other postretirement benefit expense," which was previously aggregated within "Cost of sales," due to the adoption of Accounting Standards Update ("ASU") 2017-07 (see "Accounting Standards Updates Adopted" section below). Adopting this standard increased the quarter ended April 2, 2017 "Gross profit" and "Operating Income" by $10 million with a corresponding $10 million increase to "Other Expense."
Sales, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.
The Company's interim quarterly periods are based on 13-week periods and end on the Sunday closest to the last calendar day of each of March, June and September.
Summary of Significant Accounting Policies
As a result of adopting ASC 606, significant changes to the Company's revenue recognition policy from the policy disclosed in Note 1-Summary of Significant Accounting Polices in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are described below.
Revenue Recognition
The unit of accounting for the Company’s contracts with customers is the performance obligation. A performance obligation reflects the distinct good(s) or service(s) that the Company must transfer to a customer. For proper

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

revenue recognition, the Company must evaluate, at contract inception, if the contract should be accounted for as a single performance obligation or if the contract contains multiple performance obligations. For a contract to be considered as having multiple performance obligations, a good or service (or a bundle of goods or services) must be both (1) capable of being distinct, that is the customer can benefit from the good or service its own, and (2) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. Otherwise the contract is considered one performance obligation as it includes factors such as the Company provides a service that is significantly integrated with other promises in the contract, the good or service significantly modifies or customizes the other good or service or the good or service is highly interdependent or interrelated. If the contract has more than one performance obligation, the Company determines the standalone price of each distinct good or service underlying each performance obligation and allocates the transaction price based on their relative standalone selling price, which is generally estimated using the cost plus a margin that is appropriate for the distinct good or service.
The transaction price of a contract, which typically is comprised of fixed amounts and variable amounts, is allocated to each performance obligation identified. Contracts may contain types of variable consideration, such as provisions to earn incentive and award fees if specified targets are achieved, penalty provisions related to performance, unfunded portions of contracts and claims for amounts in excess of the agreed upon contract price. Variable consideration that can be reasonably estimated based on relevant facts, circumstances and historical information is included in the transaction price at the inception of the contract but limited to the amount that is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Variable consideration that cannot be reasonably estimated is recorded when awarded.
The majority of the Company’s performance obligations are satisfied over time. For performance obligations satisfied over time, the objective is to measure progress in a manner which depicts the performance of transferring control to the customer. As such, the Company recognizes revenue over time using the percentage of completion cost-to-cost revenue recognition model, which includes cost-plus and fixed-price contracts, as this depicts when control of the promised goods or services are transferred to the customer. Under this revenue recognition model, sales are recognized as the ratio of actual costs of work performed to the estimated costs at completion of the performance obligation (“cost-to-cost”).
Remaining Performance Obligations - as of April 1, 2018, the Company has approximately $9.4 billion of remaining performance obligations, also referred to as firm backlog, which excludes unexercised contract options and potential orders under our indefinite-delivery, indefinite-quantity (IDIQ) contracts. The Company expects that approximately 50% of the April 1, 2018 firm backlog will be recognized as revenue over the next 12 months, an additional 33% over the next 24 months, and the balance thereafter.
Under contracts with the U.S. Government, the Company is generally paid on actual costs incurred or on progress payments. For U.S. Government contracts billed on actual costs, the customer pays the Company up to 90% of the contract price based on contract performance or on the achievement of specified events or milestones. For contracts billed on progress payments, the customer pays the Company up to 80% of costs incurred as the work progresses. The remaining amounts are paid upon completion of the contract and satisfaction of all terms. The Company is paid for commercial contracts in a manner similar to contracts with the U.S. Government. Our business with U.S. commercial and international customers exposes the Company to credit risk that does not exist with U.S. Government customers.
Under contracts with the U.S. Government, if a cost-plus contract is terminated for convenience, the Company is entitled to reimbursement of our approved costs and payment of a total fee proportionate to the percentage of the work completed under the contract. If a fixed-price contract is terminated for convenience, the Company is entitled to payment for items delivered to and accepted by the U.S. Government, and fair compensation for work performed plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on the costs incurred or committed.
The Company may be entitled to receive advance payments. The company recognizes a liability for these payments in excess of revenue recognized. The advance payments typically do not include a significant financing component because the advance payments are generally earned within a year and the intent of the payment is not to provide financing to the customer.
Accounts receivable, net - represents amounts billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

milestones. The Company records an allowance for doubtful accounts, reducing the accounts receivable balance to an amount the Company estimates is collectible from customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of customers’ financial conditions and historical collection experience.
Unbilled receivables, net - represents the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer because the amounts were earned but not contractually billable at the balance sheet date. These amounts include expected additional billable general overhead costs, fees on flexibly-priced contracts awaiting final rate negotiations, retainage and milestone billings (see Note 5-Contract Assets and Liabilities).
Contract advances - Contract advances represent payments received in excess of revenue recognized and upfront payments received from our customers (see Note 5-Contract Assets and Liabilities).
Accounting Standards Updates Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Effective January 1, 2018, the Company adopted the requirements of the standard using the modified retrospective method in which the cumulative effect of applying the standard was recognized at the date of initial application for active contracts as of January 1, 2018. The prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in millions):

	Balance at December 31, 2017	Adjustments due to ASC 606 adoption	Balance at January 1, 2018
Assets
Unbilled receivables, net	$1,643	$(482)	$1,161
Net inventories	$221	$42	$263
Other current assets	$82	$121	$203
Deferred income taxes	$155	$80	$235
Other noncurrent assets	$142	$(12)	$130
Liabilities
Contract loss reserve	$152	$(2)	$150
Equity
Retained earnings	$1,502	$(249)	$1,253

The effect of adopting ASC 606 on the Company's financial statements for the quarter ended April 1, 2018 primarily related to an increase in the number of performance obligations resulting from the terms and conditions in certain of the Company's contracts with its customers. The increase in the number of performance obligations resulted in timing differences of when revenue will be recognized under ASC 606 compared to prior guidance. The significant cumulative decrease in unbilled receivables, net and retained earnings was due to this revenue recognition timing difference. The impact of adopting ASC 606 on the Company’s condensed consolidated statement of income and the condensed consolidated balance sheet for the period ended April 1, 2018 was as follows (in millions):

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Quarter ended April 1, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change
			Higher/(Lower)
Income statement
Sales	$1,312	$1,278	$34
Cost of sales	$1,022	$992	$30
Income taxes	$21	$20	$1
Net income	$101	$98	$3
Diluted EPS	$1.74	$1.68	$0.06

	April 1, 2018
		Balances without adoption of ASC 606	Effect of Change
	As Reported		Higher/(Lower)
Balance Sheet
Assets
Unbilled receivables, net	$1,364	$1,820	$(456)
Net inventories	$248	$229	$19
Other current assets	$173	$59	$114
Deferred income taxes	$222	$142	$80
Other noncurrent assets	$128	$139	$(11)
Liabilities
Contract loss reserve	$145	$147	$(2)
Other current liabilities	$573	$572	$1
Equity
Retained earnings	$1,335	$1,588	$(253)

During 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. These ASUs clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards were adopted on January 1, 2018, with ASU 2016-15 being adopted retrospectively, and did not have a material impact on the Company's consolidated statement of cash flows.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The ASU amends ASC Topic 715, Compensation—Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension costs and net periodic postretirement benefit cost in operating expenses. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This guidance was effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2017-07 on January 1, 2018, using the retrospective method, did not have a material impact on the Company's results of operations.
In May 2017, the FASB issued ASU 2017-09, Modification Accounting for Share-Based Payment Arrangements (“ASU 2017-09”), which identifies and provides guidance on the types of changes to share-based payment awards that an entity would be required to apply modification accounting under ASU 2016-09, Stock Compensation (Topic 718). Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 was effective

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

for annual periods beginning after December 15, 2017. The Company will apply this standard prospectively to awards modified on or after January 1, 2018.
Accounting Standards Updates Issued But Not Yet Adopted
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The ASU allows entities to reclassify certain “stranded tax effects” resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive income (“AOCI”) to retained earnings. Under existing guidance in ASC 740, Income Taxes, adjustments to deferred tax assets and liabilities resulting from a change in tax laws or rates occur within the period that the enactment of these changes occur and any adjustments are included in income from continuing operations. Deferred income taxes originally recognized through other comprehensive income were initially measured at the previous income tax rate resulting in a disproportionate tax balance remaining in AOCI from recognizing the tax rate adjustments from the Tax Act in income from continuing operations (i.e., “stranded tax effects”). ASU 2018-02 is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. Entities are required to disclose in the period of adoption their accounting policy for releasing stranded tax effects from AOCI, whether they have elected to reclassify to retained earnings the stranded tax effects related to the Tax Act and describe the other income tax effects from the Tax Act that are reclassified to retained earnings other than those arising from the change in the federal corporate income tax rate. Entities have the option to record the reclassification either retrospectively to each period in which the income tax effects of tax reform are recognized, or at the beginning of the annual or interim period in which the amendments are adopted. The Company is currently evaluating the potential changes from this ASU on the Company's consolidated financial position, results of operations and cash flows.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The ASU amends ASC Topic 815, Derivatives and Hedging, in order to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods therein. The ASU will be applied utilizing a modified retrospective approach to existing hedging relationships as of the adoption date. The Company does not expect the provisions of ASU 2017-12 to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Other new pronouncements issued but not effective for the Company until after April 1, 2018 are not expected to have a material impact on the Company's continuing financial position, results of operations and cash flows.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2- Merger
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
The stockholders of the Company voted in favor of approving the Merger Agreement at a special meeting held on November 29, 2017. The Company received a request for additional information from the Federal Trade Commission ("FTC") on December 6, 2017. Closing remains subject to customary closing conditions, including obtaining required regulatory approvals and is expected to occur during the first half of 2018.
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
Derivative financial instruments and hedging activities — In order to manage its exposure to commodity pricing, foreign currency risk and interest rate risk on debt, the Company periodically utilizes commodity, foreign currency and interest rate derivatives, which are considered Level 2 instruments. As discussed further in Note 4-Derivative Financial Instruments, the Company has outstanding commodity forward contracts that were entered into to hedge forecasted purchases of copper and zinc, as well as outstanding foreign currency forward contracts that were entered into to hedge forecasted transactions denominated in a foreign currency. Commodity derivatives are valued based on prices of futures exchanges and recently reported transactions in the marketplace. The Company currently holds one interest rate swap with a total notional value of $100 million. These swaps are valued based on future LIBOR rates and the established fixed rate is based primarily on quotes from banks. Foreign currency derivatives are valued based on observable market transactions of spot currency rates and forward currency prices.
Long-term Debt — The fair value of the variable rate long-term debt is calculated based on current market rates for debt of the same risk and maturities. The fair value of the fixed rate debt is based on market quotes for each issuance. The Company considers these to be Level 2 instruments.
The carrying amounts of the Company’s financial instruments, other than derivatives, which include accounts receivable, net, unbilled receivables, net, inventory, accounts payable, accrued liabilities and other current assets and liabilities, are reasonable estimates of their related fair values due to the short maturity of these instruments.
The Company’s non-financial instruments measured at fair value on a non-recurring basis include goodwill, indefinite-lived intangible assets and long-lived tangible assets. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

generally classifies non-financial instruments as either Level 2 or Level 3 fair value measurements. At April 1, 2018 and December 31, 2017, the Company did not have any non-financial instruments measured at fair value on a non-recurring basis.
Recorded carrying amount and fair value of debt was as follows (in millions):

	April 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fixed-rate debt	$700	$727	$700	$732
Variable-rate debt	$760	$756	$710	$706
Investments in marketable securities
The Company has investments in marketable securities held in a common collective trust ("CCT") that are primarily fixed income securities used to pay benefits under a nonqualified supplemental executive retirement plan for certain executives and highly compensated employees. Investments in a collective investment vehicle are valued by multiplying the investee company's net asset value per share, as determined by the investee company, with the number of units or shares owned at the valuation date. Net asset value per share is determined by the investee company's custodian or fund administrator by deducting from the value of the assets of the investee company all of its liabilities and dividing the resulting number by the outstanding number of shares or units. Investments held by the CCT, including collateral invested for securities on loan, are valued on the basis of valuations furnished by a pricing service approved by the CCT's investment manager, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders, or at fair value as determined in good faith by the CCT's investment manager. The fair value of these securities, not subject to leveling, is included within other noncurrent assets on the Company's consolidated balance sheet. The fair value of these securities is measured on a recurring basis and was $14 million as of April 1, 2018 and $15 million as of December 31, 2017.
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
Interest rate swap agreements entered into to manage interest costs and risk associated with variable interest rates outstanding at April 1, 2018 were as follows (in millions):

	Notional	Fair Value	Pay Fixed	Receive Floating	Maturity Date
Non-amortizing swap	$100	$—	1.69%	1.88%	August 2018
The amount to be paid or received under these swaps is recorded as an adjustment to interest expense.
At April 1, 2018, the outstanding swap agreements were in a net asset position which would have the Company receive a net settlement receipt from the counterparties if the agreements were settled as of that date.
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Commodity forward contracts outstanding that hedge forecasted commodity purchases were as follows (in millions):

Number of Pounds
Copper	22
Zinc	8
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
Foreign currency forward contracts outstanding were as follows (in millions of Euros):

Quantity Hedged
Euros sold	€2
Euros purchased	25
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

	Asset Derivatives Fair Value		Liability Derivatives Fair Value
	April 1, 2018	December 31, 2017	April 1, 2018	December 31, 2017
Commodity forward contracts(1)	$2	$11	$2	$—
Foreign currency forward contracts(1)	1	2	2	2
Commodity forward contracts(2)	—	—	2	—
Total	$3	$13	$6	$2
____________________________________________________________
(1) Location - Other current assets/Other current liabilities
(2) Location - Other noncurrent assets/Other noncurrent liabilities
Gains and (losses) reclassified from Accumulated Other Comprehensive Loss to the condensed consolidated statements of comprehensive income related to derivative instruments were as follows (in millions):

		Quarters Ended
	Location	April 1, 2018	April 2, 2017
Commodity forward contracts	Cost of sales	$4	$(2)
Foreign currency contracts	Cost of sales	$1	$—
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
There was no ineffective portion of derivative instruments and no derivatives were excluded from effectiveness testing during the quarters ended April 1, 2018 and April 2, 2017; accordingly, the Company did not recognize any related gains or losses in the income statement.
All derivatives used by the Company during the periods presented were designated as hedging instruments for accounting purposes. The Company does not anticipate nonperformance by the Company's counterparties and does not hold or issue derivative financial instruments for trading purposes. However, the counterparties to the derivative agreements expose the Company to credit risk in the event of nonperformance.
Note 5 - Contract Assets and Contract Liabilities
Contract assets consist of unbilled receivables, net, which represent the balance of recoverable costs and accrued profit, comprised principally of revenue recognized on contracts for which billings have not been presented to the customer. Progress payments received from customers relating to the uncompleted portions of contracts are offset at the contract level against unbilled receivable balances or applicable inventories. Any remaining progress payment balances in excess of revenue recognized, as well as advance payments received from customers, are classified as contract liabilities on the consolidated balance sheet in the financial statement line item titled "Contract advances."
Contract assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Contract assets and liabilities consisted of the following (in millions):

	April 1, 2018	December 31, 2017	$ Change	% Change
Unbilled receivables, net	$1,364	$1,643	$(279)	(17)%
Contract advances	(271)	(330)	59	(18)%
Net contract assets (liabilities)	$1,093	$1,313	$(220)	(17)%
Revenue recognized during the quarter ended April 1, 2018 on contract advances from the prior year was $137 million.
As discussed in Note 1, the balance of unbilled receivables, net was reduced by $482 million on January 1, 2018 due to the adoption of ASC 606. The remaining change in the balance of unbilled receivables, net as well as the change in contract advances during the quarter ended April 1, 2018 was due to the Company's performance under its contracts coupled with the timing of achieving milestones and related billings on our contracts.
Note 6 - Net Inventories
Net inventories consisted of the following (in millions):

	April 1, 2018	December 31, 2017
Raw materials	$144	$89
Work / contracts in process	79	113
Finished goods	25	19
Net inventories	$248	$221

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7 - Accumulated Other Comprehensive Loss
The following table summarizes the components of Accumulated Other Comprehensive Loss, net of income taxes (in millions):

	April 1, 2018	December 31, 2017
Derivatives	$(4)	$7
Pension and other postretirement benefits	(766)	(789)
Available-for-sale securities	2	2
Total Accumulated Other Comprehensive Loss	$(768)	$(780)
Note 8 - Long-term Debt
Long-term debt consisted of the following (in millions):

	April 1, 2018	December 31, 2017
Senior Credit Facility:
Term Loan A due 2020	$700	$710
Revolving Credit Facility due 2020	60	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,460	1,410
Unamortized debt issuance costs:
Senior Credit Facility	4	4
5.25% Senior Notes due 2021	1	1
5.50% Senior Notes due 2023	4	4
Unamortized debt issuance costs	9	9
Long-term debt less unamortized debt issuance costs	1,451	1,401
Less: Current portion of long-term debt	40	40
Long-term debt	$1,411	$1,361
Senior Credit Facility
The Company has a senior credit facility (the "Senior Credit Facility"), which is comprised of a term loan of $800 million (the "Term Loan A") and a revolving credit facility of $1 billion (the "Revolving Credit Facility"), both of which mature in September 2020. The Term Loan A is subject to quarterly principal payments of $10 million, with the remaining balance due at maturity. Borrowings under the Senior Credit Facility bear interest at a per annum rate equal to either the sum of a base rate plus a margin or the sum of a LIBOR rate plus a margin. Each margin is based on the Company's total leverage ratio. In compliance with the terms of the Senior Credit Facility, the current base rate margin is 0.25% and the current LIBOR margin is 1.25%. The weighted-average interest rate for the Term Loan A, after taking into account the interest rate swaps, was 3.10% at April 1, 2018. The Company pays a quarterly commitment fee on the unused portion of the Revolving Credit Facility based on its total leverage ratio. Based on the Company's current total leverage ratio, this fee is currently 0.20%. As of April 1, 2018, the Company had $60 million in borrowings under the Revolving Credit Facility and had outstanding letters of credit of $248 million, which reduced amounts available on the Revolving Credit Facility to $692 million.
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
Interest Rate Swaps
As of April 1, 2018, the Company had interest rate swap agreements in order to manage interest costs and the risk associated with variable interest rates - see Note 4-Derivative Financial Instruments.
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
Scheduled Minimum Loan Payments
The scheduled minimum loan payments on outstanding long-term debt are as follows (in millions):

Remainder of 2018	$30
2019	40
2020	690
2021	300
2022	—
Thereafter	400
Total	$1,460
Covenants and Default Provisions
The Company's Senior Credit Facility and the indentures governing the 5.25% Notes and the 5.50% Notes impose restrictions on the Company, including limitations on its ability to incur additional debt, enter into capital leases, grant liens, pay dividends and make certain other payments, sell assets, or merge or consolidate with or into another entity. In addition, the Senior Credit Facility limits the Company's ability to enter into sale-and-leaseback transactions. The Senior Credit Facility also requires the Company to meet and maintain specified financial ratios, including a minimum interest coverage ratio and a maximum consolidated total leverage ratio. The Company's debt agreements contain cross-default provisions so that noncompliance with the covenants within one debt agreement that would give rise to the right to accelerate repayment of any outstanding indebtedness could cause a default under other debt agreements as well. The Company's ability to comply with these covenants and to meet and maintain the financial ratios may be affected by events beyond its control. Borrowings under the Senior Credit Facility are subject to compliance with these covenants. The Company is in compliance with its credit agreement covenants as of April 1, 2018.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 - Revenue
Orbital ATK is an aerospace and defense systems company and supplier of related products to the U.S. Government, allied nations, prime contractors and subcontractors, and other customers. Our main products include launch vehicles and related propulsion systems; satellites and associated components and services; composite aerospace structures; tactical missiles, subsystems and defense electronics; and precision weapons, armament systems and ammunition. See Note 15-Operating Segment Information for further information on the Company’s operating segments and their nature of operations. Substantially all of the Company’s sales are accounted for as long-term contracts.
The following series of tables presents the Company’s sales from contracts with customers disaggregated by several categories which best represents how the nature, amount and timing and uncertainty of sales are affected by economic factors.
Sales by customer was as follows (in millions):

	Quarter Ended April 1, 2018
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total	Percent of Sales
U.S. Government:
DoD (1)	$245	$357	$139	$741	56%
NASA (1)	135	7	101	243	19%
U.S. Government Total	380	364	240	984	75%
International	61	125	28	214	16%
U.S. Commercial and Other	38	66	10	114	9%
Total	$479	$555	$278	$1,312	100%
(1)The U.S. Department of Defense is defined as "DoD" and the National Aeronautics and Space Administration is defined as "NASA"

	Quarter Ended April 2, 2017
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total	Percent of Sales
U.S. Government:
DoD	$189	$280	$94	$563	52%
NASA	124	6	136	266	25%
U.S. Government Total	313	286	230	829	77%
International	28	107	30	165	15%
U.S. Commercial and Other	27	53	11	91	8%
Total	$368	$446	$271	$1,085	100%

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Sales by region was as follows (in millions):

	Quarter Ended April 1, 2018
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
United States	$418	$430	$250	$1,098
Europe	61	14	26	101
Middle East	—	66	—	66
Asia/Pacific	—	45	1	46
Other	—	—	1	1
Total	$479	$555	$278	$1,312

	Quarter Ended April 2, 2017
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
United States	$340	$339	$241	$920
Europe	28	13	24	65
Middle East	—	72	4	76
Asia/Pacific	—	19	1	20
Other	—	3	1	4
Total	$368	$446	$271	$1,085
Sales by contract type was as follows (in millions):

	Quarter Ended April 1, 2018
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Fixed-priced Contracts	$254	$493	$161	$908
Cost-plus Contracts	225	62	117	404
Total	$479	$555	$278	$1,312

	Quarter Ended April 2, 2017
	Flight Systems Group	Defense Systems Group	Space Systems Group	Total
Fixed-priced Contracts	$202	$396	$186	$784
Cost-plus Contracts	166	50	85	301
Total	$368	$446	$271	$1,085
Contracts are often modified to account for changes in contract specifications and requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. Estimated amounts for contract changes, including scope and claims, are included in transaction price only when realization is estimated to be probable. The effect of a contract modification on the transaction price and the Company’s measure of progress for the

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
Profits expected to be realized on contracts are based on management's estimates of total transaction price and costs at completion. Assumptions used for recording sales and earnings are adjusted in the period of change to reflect revisions in contract value and estimated costs. In the period in which it is determined that a loss will be incurred on a contract, the entire amount of the estimated loss, based on gross profit along with general and administrative costs, is charged to cost of sales. Changes in estimates of contract sales, costs or profits are recognized using the cumulative catch-up method of accounting. The cumulative effect of a change in estimate is recognized in the period a change in estimate occurs. The effect of the changes on future periods of contract performance is recognized as if the revised estimate had been used since contract inception or, in the case of contracts acquired in business combinations, from the date of acquisition.
Changes in contract estimates occur for a variety of reasons including changes in contract scope, unforeseen changes in contract cost estimates due to unanticipated cost growth or risks affecting contract costs and/or the resolution of contract risks at lower costs than anticipated, as well as changes in contract overhead costs over the performance period. Changes in estimates could have a material effect on the Company’s consolidated financial position or results of operations.
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
Aggregate net changes in contract estimates recognized increased income before income taxes and noncontrolling interest by approximately $17 million ($0.24 per diluted share) for the quarter ended April 1, 2018 and $9 million ($0.11 per diluted share) for the quarter ended April 2, 2017. Estimated costs to complete on loss contracts at April 1, 2018 and December 31, 2017 were $974 million and $1,108 million, respectively. Revenue recognized from performance obligations satisfied in previous periods was $34 million for the quarter ended April 1, 2018.
Contract costs are costs incurred to fulfill a contract before goods or services are transferred to the customer. The Company capitalizes contract costs that relate directly to a contract if they are expected to be recovered and generate resources that will be used in satisfying the contract. Contract costs, which were primarily comprised of tooling costs, of $114 million are included in "Other current assets," due to the implementation of ASC 606, at April 1, 2018 and $121 million included in "Unbilled receivables, net" at December 31, 2017. Capitalized contract costs are amortized on a systematic basis consistent with the pattern of the transfer of the goods to which the asset relates. Contract costs amortized were $7 million during the quarter ended April 1, 2018.
Note 10 - Postretirement Plans
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Service cost	$4	$4
Interest cost	24	24
Expected return on plan assets	(40)	(39)
Amortization of unrecognized net loss (1)	37	32
Amortization of unrecognized prior service cost (1)	(5)	(5)
Net periodic benefit cost	$20	$16
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from Accumulated Other Comprehensive Loss and recorded as a component of net periodic benefit cost for each period presented

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The components of net periodic benefit income for other postretirement benefits were as follows (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Interest cost	$—	$1
Expected return on plan assets	—	(1)
Amortization of unrecognized net loss (1)	—	—
Amortization of unrecognized prior service cost (1)	(1)	(2)
Net periodic benefit income	$(1)	$(2)
____________________________________________________________
(1) Amounts related to pension and other postretirement benefits that were reclassified from Accumulated Other Comprehensive Loss and recorded as a component of net periodic benefit cost for each period presented
Employer Contributions/Payments
During the quarter ended April 1, 2018, the Company made benefit payments of $2 million to retirees in connection with its nonqualified supplemental executive retirement plan and $1 million to retirees in connection with its other postretirement benefit plans. During the quarter ended April 1, 2018, the Company made no contributions to the pension trust and no contributions to the postretirement benefit plans.
During the remainder of 2018, the Company is not required to make any additional pension benefit contributions in order to meet the minimum required contributions for 2018. The Company does not anticipate making any contributions to the postretirement benefit plans. In addition, the Company anticipates making benefit payments of approximately $2 million to retirees under the nonqualified plan and $5 million to retirees in connection with its other postretirement benefit plans during the remainder of 2018.
Note 11 - Income Taxes
On December 22, 2017, the Tax Act was signed into law. The Tax Act changes existing United States tax law and includes numerous provisions that will impact the Company, including reducing the corporate tax rate to 21% from 35% for years beginning after December 31, 2017. The Tax Act also introduces prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction ("DMD"), acceleration of tax revenue recognition, a deduction for foreign derived intangible income ("FDII"), and additional limitations on executive compensation. The Company is continuing to evaluate the impact of the Tax Act on its business and results of operations.
In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law, the Company recognized the income tax effects of the Tax Act in its financial statements for the year ended December 31, 2017. The income tax effects of the Tax Act that have been accounted for in the prior year were based on reasonable estimates. If the Company was able to make reasonable estimates for the effects of the Tax Act for which the Company's analysis was still in progress, the Company recorded provisional adjustments in accordance with SAB 118.
As of April 1, 2018, the Company is still performing its analysis of the income tax effects of the Tax Act. At December 31, 2017, however, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with (1) cost recovery, (2) limitation on the deductibility of certain executive compensation, (3) recovery of Alternative Minimum Tax credits and (4) valuation allowances against state tax attribute carryforwards.
Income Tax Expense
The Company's income taxes include federal, foreign and state income taxes. Income taxes for interim periods are based on estimated effective annual income tax rates.
The effective income tax rates for the quarters ended April 1, 2018 and April 2, 2017 were 17.4% and 29.3%, respectively. The decrease in the effective tax rates for the quarter ended April 1, 2018, compared to the same period in 2017, was primarily affected by the Tax Act, which reduced the U.S. federal corporate income tax rate from

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

35% to 21% effective January 1, 2018, repealed the DMD, and provided for a deduction for FDII. In addition to the effect of the Tax Act, the decrease in effective tax rates was due to an increase in benefit from share-based compensation in the quarter ended April 1, 2018, partially offset by the impact of foreign taxes in the quarter ended April 1, 2018.
The Company or one of its subsidiaries files income tax returns in the U.S. federal, various U.S. state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2012. The IRS has completed the audits of the Company through fiscal 2014 and is currently auditing the Company's income tax returns for fiscal year 2015 and calendar year 2015. The Company believes appropriate provisions for all outstanding issues have been made for all remaining open years in all jurisdictions.
Although the timing and outcome of audit settlements are uncertain, it is reasonably possible that a $32 million reduction of the uncertain tax benefits will occur in the next 12 months. The settlement of these unrecognized tax benefits could result in an increase in net income of up to $29 million.
Note 12 - Stock-based Compensation
The Company sponsors four stock-based incentive plans: the Orbital ATK, Inc. 2015 Stock Incentive Plan (the "2015 Stock Incentive Plan") and three legacy ATK plans (the Alliant Techsystems Inc. 2005 Stock Incentive Plan, the Non-Employee Director Restricted Stock Plan and the 1990 Equity Incentive Plan). At April 1, 2018, the Company had authorized up to 3,750,000 common shares under the 2015 Stock Incentive Plan, of which 1,629,505 common shares were available to be granted. No new grants will be made out of the other three plans. The Company adopted an Employee Stock Purchase Plan ("ESPP") during the year ended December 31, 2016. As of April 1, 2018, the Company had authorized up to 2,000,000 common shares, of which 1,781,318 common shares were available for purchase under the ESPP. In connection with the Merger, the ESPP has been suspended as of October 1, 2017.
Performance Awards
There are performance shares reserved for executive officers and key employees. Performance shares are valued at the fair value of the Company's common stock as of the grant date and expense is recognized based on the number of shares expected to vest under the terms of the award under which they are granted. Of these performance shares that are nonvested as of April 1, 2018:

•
up to 41,597 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2018 and ending December 31, 2020; and

•
up to 58,506 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2017 and ending December 31, 2019; and

•
up to 70,864 will become payable upon achievement of financial performance goals relating to absolute sales growth and return on investment of capital for the performance period beginning January 1, 2016 and ending December 31, 2018.

Total Stockholder Return ("TSR") Performance Awards
There were 170,967 nonvested shares reserved as of April 1, 2018 for TSR awards for executive officers and key employees for the calendar year 2018-2020, 2017-2019 and 2016-2018 performance periods, respectively. The Company used an integrated Monte Carlo simulation model to determine the fair value of the TSR awards. The Monte Carlo model calculates the probability of satisfying the market conditions stipulated in the award. This probability is an input into the trinomial lattice model used to determine the fair value of the awards. There were 41,597 TSR awards granted with a weighted-average fair value of $148.05 per share during the quarter ended April 1, 2018.

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Restricted Stock Awards
Restricted stock granted to certain key employees totaled 102,192 shares with a weighted-average fair value of $131.86 during the quarter ended April 1, 2018. Restricted shares vest over periods generally ranging from one to three years from the date of award and are valued at the fair value of the Company's common stock as of the grant date.
Stock Options
Stock options are granted with an exercise price equal to the fair market value of the Company's common stock on the date of grant, and generally vest from one to three years from the date of grant. Options are generally granted with seven-year or ten-year terms. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the quarter ended April 1, 2018.
Stock-based compensation expense totaled $6 million and $5 million in the quarters ended April 1, 2018 and April 2, 2017, respectively. The income tax benefit recognized for stock-based compensation was $1 million and $2 million in the quarters ended April 1, 2018 and April 2, 2017, respectively.
Share Repurchases
Shares of the Company's common stock may be purchased in the open market, subject to compliance with applicable laws and regulations and the Company’s debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares and extended the repurchase period through March 31, 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. In connection with the Merger, the Company halted its share repurchase program. The Company made no share repurchases during the quarters ended April 1, 2018 and April 2, 2017.
Note 13 - Earnings Per Share Data
Basic earnings per share ("EPS") is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares outstanding and increased to include the dilutive effect of outstanding stock-based equity awards for each period.
In computing basic and diluted EPS for both the quarters ended April 1, 2018 and April 2, 2017, the reported earnings for each respective period were divided by the weighted-average shares outstanding, determined as follows (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Basic weighted-average number of shares outstanding	57.53	57.33
Dilutive common share equivalents - share-based equity awards	0.56	0.45
Diluted weighted-average number of shares outstanding	58.09	57.78
Anti-dilutive stock options and other stock awards excluded from the calculation of diluted shares	0.08	0.38
Note 14 - Contingencies
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

US Space Litigation
On April 29, 2016, US Space LLC filed a complaint against the Company and its subsidiary, ATK Space Systems Inc. in New York Supreme Court, alleging breach of contract and various other claims, and seeking unspecified damages, all related to ViviSat LLC ("ViviSat"), a former joint venture between the parties. The Company believes US Space’s claims are without merit. On May 27, 2016, the Company filed a countersuit in Loudoun County Circuit Court in the Commonwealth of Virginia (ATK Space Systems, Inc. and Orbital ATK, Inc. v. U.S. Space LLC, Case No. CL-101847) asserting claims for declaratory and injunctive relief against US Space LLC relating to ViviSat. The Company’s Virginia complaint alleged a failure of US Space to perform contractual obligations relating to obtaining financing for ViviSat, triggering certain rights of the Company that led to the dissolution of the venture. On November 11, 2016, the New York Supreme Court dismissed US Space’s New York case in its entirety. On January 6, 2017, US Space filed counterclaims against the Company, similar to its previous claims in its now-dismissed New York lawsuit. US Space’s initial counterclaims in the Virginia case sought damages of at least $125 million, but increased its damages demand to $385 million in the fourth quarter of 2017. On February 22, 2018, following a trial on the matter, a jury found in favor of the Company and awarded zero damages to US Space.
Merger Class Actions
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

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Claim Recovery
Profits expected to be realized on contracts are based on management's estimates of total contract sales value and costs at completion. Estimated amounts for contract changes and claims are included in contract sales only when realization is estimated to be probable. Unbilled receivables, net included $19 million and $17 million as of April 1, 2018 and December 31, 2017, respectively, for contract claims.
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
The following is a summary of the amounts recorded for environmental remediation (in millions):

	April 1, 2018		December 31, 2017
	Liability	Receivable	Liability	Receivable
Current	$3	$3	$5	$3
Noncurrent	27	10	28	10
Total	$30	$13	$33	$13

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of April 1, 2018, the estimated range of reasonably possible costs of environmental remediation was $30 million to $59 million.
The Company expects that a portion of its environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 16-Contingencies, to the audited consolidated financial statements included in the Company's Form 10-K.
Warranties
The Company assesses warranties promised in contracts with customers to determine if the warranty represents a performance obligation separate from the rest of the contract. “Assurance-type” (or “standard”) warranties, which provide assurance of a good/service to the customer, typically are not considered separate performance obligations. Separately-priced warranties or any warranties that provide assurance of the good/service beyond the agreed-upon specifications are considered “service-type” (or “non-standard”) warranties, and likely represent a separate performance obligation. The Company’s warranties typically do not represent separate performance obligations and do not represent a material obligation to the Company.
Note 15 - Operating Segment Information
The Company operates its business within three operating segments. These operating segments ("Groups") are defined based on the reporting and review process used by the Company's Chief Executive Officer and other management. The operating structure aligns the Company's capabilities and resources with its customers and markets and positions the Company for long-term growth and improved profitability. At April 1, 2018, the Company's three operating Groups were:

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

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and produces human-rated space systems for earth orbit and deep-space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. Government agencies.

The following summarizes the Company's results by segment (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Sales to external customers:
Flight Systems Group	$479	$368
Defense Systems Group	555	446
Space Systems Group	278	271
Total external sales	1,312	1,085
Intercompany sales:
Flight Systems Group	3	3
Defense Systems Group	4	5
Space Systems Group	38	30
Corporate	(45)	(38)
Total intercompany sales	—	—
Total sales	$1,312	$1,085

Operating Income:
Flight Systems Group	$61	$41
Defense Systems Group	54	42
Space Systems Group	22	27
Corporate	17	11
Total Operating Income	$154	$121

ORBITAL ATK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following summarizes the Company's total assets by segment (in millions):

	April 1, 2018	December 31, 2017
Total assets:
Flight Systems Group	$1,962	$2,262
Defense Systems Group	1,480	1,337
Space Systems Group	1,341	1,256
Corporate	602	811
Total assets	$5,385	$5,666
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
Costs related to the administrative functions managed by Corporate are either recorded at Corporate or allocated to the segments based on the nature of the expense. The difference between pension and other postretirement benefit expense calculated under U.S. GAAP and the expense calculated under U.S. Cost Accounting Standards is recorded at the corporate level which provides for greater clarity on the operating results of the business segments. The pension and other postretirement benefit expense calculated under U.S. GAAP in total operating income represents the service cost component only as a result of adopting ASU 2017-07, see Note 1. The non-service component of pension and other postretirement benefit expense is included in "Other expense" on the condensed consolidated statements of income. Administrative expenses such as corporate accounting, legal and treasury costs are allocated out to the business segments. Transactions between segments are recorded at the segment level, consistent with the Company's financial accounting policies. Intercompany balances and transactions involving different segments are eliminated at the Company's consolidated financial statements level and are shown above in Corporate. The amortization expense related to purchase accounting attributed to the acquisition of Orbital Sciences Corporation is also recorded in Corporate.

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

•	the risk that the pending acquisition by Northrop Grumman may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common stock;

•	the failure to satisfy any of the conditions to the consummation of the pending acquisition, including the receipt of certain governmental and regulatory approvals;

•	the occurrence of any circumstance that could give rise to the termination of the Merger Agreement;

•
reductions or changes in programs administered by the National Aeronautics and Space Administration ("NASA") or in U.S. Government military spending, timing of payments and budgetary policies, and sourcing strategies;

•	intense competition for U.S. Government contracts and programs;

•	increases in costs, which the Company may not be able to react to due to the nature of its U.S. Government contracts;

•	changes in cost and revenue estimates and/or timing of programs;

•	potential termination of U.S. Government contracts and the potential inability to recover termination costs;

•	other risks associated with U.S. Government contracts that might expose the Company to adverse consequences;

•	government laws and other rules and regulations applicable to the Company, including procurement and import-export control;

•	reduction or change in demand and manufacturing costs for military and commercial ammunition;

•	the manufacture and sale of products that create exposure to potential product liability, warranty liability or personal injury claims and litigation;

•	risks associated with expansion into new and adjacent commercial markets;

•	greater risk associated with international business, including foreign currency exchange rates and fluctuations in those rates;

•	federal and state regulation of defense products and ammunition;

•	costs of servicing the Company's debt, including cash requirements and interest rate fluctuations;

•	actual pension and other postretirement plan asset returns and assumptions regarding future returns, discount rates, service costs, mortality rates and health care cost trend rates;

ORBITAL ATK, INC.

•	security threats, including cyber-security and other industrial and physical security threats, and other disruptions;

•	supply, availability and costs of raw materials and components, including commodity price fluctuations;

•	performance of the Company's subcontractors;

•	development of key technologies and retention of a qualified workforce;

•	performance of our products;

•	fires or explosions at any of the Company's facilities;

•	government investigations and audits;

•	environmental laws that govern current and past practices and rules and regulations, noncompliance with which may expose the Company to adverse consequences;

•	the financial condition of the Company's commercial customers and vendors;

•	impacts of financial market disruptions or volatility to the Company's customers and vendors;

•
unanticipated changes in income taxes or exposure to additional tax liabilities, including as a result of recent tax legislation, the Tax Cuts and Job Acts (the "Tax Act") signed into law in December 2017 and

•	costs and ultimate outcome of litigation matters, government investigations and other legal proceedings.
This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We undertake no obligation to update any forward-looking statements, except as required by law. A more detailed description of risk factors can be found in Part 1, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended December 31, 2017 (the "Form 10-K"). Additional information regarding these factors may be contained in the Company's subsequent filings with the Securities and Exchange Commission, including Forms 10-Q and 8-K. All such risk factors are difficult to predict, contain material uncertainties that may affect actual results, and may be beyond our control.
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

•
Space Systems Group develops and produces small- and medium-class satellites that are used to enable global and regional communications and broadcasting, conduct space-related scientific research and perform other activities related to national security. In addition, Space Systems Group develops and

ORBITAL ATK, INC.

produces human-rated space systems for earth orbit and deep-space exploration, including cargo delivery to the International Space Station. This group is also a provider of spacecraft components and subsystems and specialized engineering and operations services to U.S. government agencies.
Financial Highlights for the Quarter Ended April 1, 2018

•	Quarterly sales of $1.31 billion.

•	Diluted earnings per share of $1.74.

•	New firm and option contract bookings of $2.0 billion and option exercises of $1.1 billion under existing contracts.

•	Total firm and option backlog of $16.6 billion, at April 1, 2018.

•	Operating income as a percentage of sales of 11.7%.

•	Effective income tax rate of 17.4%.

•	Paid quarterly dividend of $0.32 on March 1, 2018, to stockholders of record on February 12, 2018.
Agreement and Plan of Merger
On September 17, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Corporation (“Northrop Grumman”) and Neptune Merger, Inc., a wholly owned subsidiary of Northrop Grumman (“Sub”), pursuant to which Northrop Grumman will acquire the Company for a purchase price of $134.50 per share in cash (the "Merger").
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
Critical Accounting Policies
The Company's significant accounting policies are described in the Form 10-K, Note 1- Summary of Significant Accounting Policies to the consolidated financial statements. The same accounting policies are used in preparing the Company's interim condensed consolidated financial statements. As a result of adopting ASC 606, there were significant changes to the Company's revenue recognition policy from the policy disclosed in the Form 10-K, see Note 1 to the unaudited condensed consolidated financial statements in Item 1 of Part I, "Financial Statements," of this Form 10-Q for a description of the revisions to our revenue recognition policy.
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
The favorable and unfavorable changes in contract estimates recognized using the cumulative catch-up method of accounting are as follows (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Gross favorable adjustments	$70	$76
Gross unfavorable adjustments	(53)	(67)
Net adjustments	$17	$9

For the quarter ended April 1, 2018, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Aerospace Structures division, within our Flight Systems Group and the Missile Products division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments in the Launch Vehicles division, within our Flight Systems Group and the Satellite Systems division, within our Space Systems Group, due to higher costs than had previously been estimated.

For the quarter ended April 2, 2017, the Company recognized favorable cumulative catch-up adjustments due to higher profit expectations on programs in the Propulsion Systems division, within our Flight Systems Group, the Space Components division, within our Space Systems Group, and the Missile Products division, within our Defense Systems Group, due to better performance resulting from risk retirement and lower cost than had previously been estimated. The Company recognized unfavorable cumulative catch-up adjustments primarily due to the Aerospace Structures division and the Propulsion Systems division, within our Flight Systems Group, and the Armament Systems division within our Defense Systems Group, due to higher costs than had previously been estimated.

ORBITAL ATK, INC.

Results of Operations
The following information should be read in conjunction with our consolidated financial statements. The key performance indicators that management uses in managing the business are sales, operating income, and cash flows.
Sales and Cost of Sales include intergroup sales and profit. Corporate and Eliminations include intergroup sales and profit eliminations and corporate expenses.
The following table compares our unaudited condensed consolidated results of operations for the quarter ended April 1, 2018 to the quarter ended April 2, 2017 (in millions):
Sales

	Quarters Ended
	April 1, 2018	April 2, 2017	Change	Percent Change
Flight Systems Group	$482	$371	$111	29.9%
Defense Systems Group	559	451	108	23.9%
Space Systems Group	316	301	15	5.0%
Corporate and Eliminations	(45)	(38)	(7)	(18.4)%
Total sales	$1,312	$1,085	$227	20.9%
Fluctuations in sales were driven by program-related changes within the operating segments as described below.
Flight Systems Group
The increase was driven by higher sales of $60 million in Aerospace Structures primarily due to increased demand and new business scope in commercial and military structures, higher sales of $35 million in Propulsion Systems due to increased production of SLS boosters and Trident D5 missiles and increased sales of $14 million in Launch Vehicles due to increased medium and intermediate range missile volume.
Defense Systems Group
The increase was due to higher sales of $50 million in Armament Systems driven by international business, $37 million in Small Caliber Systems due to increased ammunition production, and $14 million in Missile Products driven by higher production levels of tactical propulsion.
Space Systems Group
The increase was due to higher sales of $25 million in Satellite Systems driven by an increase of $34 million on new and existing programs in defense satellites partially offset by a decrease of $11 million in sales for scientific, environmental, and commercial satellites. The increase was also due to higher sales in Space Components of $11 million due to increased activity on existing programs. Advanced Programs had lower sales of $13 million driven by a decrease of $24 million for Commercial Resupply Services ("CRS") activity partially offset by an $8 million increase in Mission Extension Vehicles ("MEV") activity.

Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.

ORBITAL ATK, INC.

Cost of Sales

	Quarters Ended
	April 1, 2018	April 2, 2017	Change	Percent Change
Flight Systems Group	$368	$288	$80	27.8%
Defense Systems Group	458	368	90	24.5%
Space Systems Group	269	253	16	6.3%
Corporate and Eliminations	(73)	(53)	(20)	(37.7)%
Total cost of sales	$1,022	$856	$166	19.4%
The fluctuation in cost of sales was due to program-related changes within the operating segments as described below.
Flight Systems Group
The increase was primarily due to higher cost of sales of $41 million in Aerospace Structures due to increased demand and new business scope in commercial and military structures and higher cost of sales of $26 million in Propulsion Systems due to increased production of SLS boosters and Trident D5 missiles. The increase was also due to higher cost of sales of $17 million in Launch Vehicles due to increased medium and intermediate range missile volume.
Defense Systems Group
The increase was due to higher cost of sales of $42 million in Armament Systems driven by international business, $32 million in Small Caliber Systems due to increased ammunition production, and $9 million in Missile Products driven by higher production levels of tactical propulsion.
Space Systems Group
The increase was due to higher cost of sales of $18 million in Satellite Systems driven by increased activity in defense satellites, partially offset by decreases in scientific, environmental, and commercial satellites. In addition, Space Components increased $8 million due to increased activity on existing programs. Advanced Programs decreased $9 million driven by a decrease of $18 million for CRS activity partially offset by a $7 million increase in MEV costs.

Corporate and Eliminations
The change in Corporate and Eliminations was primarily due to an increase in intercompany activity, which is eliminated in consolidation.
Operating Expenses

	Quarters Ended
	April 1, 2018	Percent of Sales	April 2, 2017	Percent of Sales	Change
Research and development	$34	2.6%	$22	2.0%	$12
Selling	28	2.1%	28	2.6%	—
General and administrative	74	5.7%	68	6.3%	6
Total operating expenses	$136	10.4%	$118	10.9%	$18
Operating expenses increased $18 million in the quarter ended April 1, 2018 compared to the quarter ended April 2, 2017 primarily due to increased research and development in our Flight Systems Group for the Next Generation Launch System for the U.S. Air Force. Additionally, expenses increased due to increased general and administrative costs to support higher volumes as well as our growth initiatives.

ORBITAL ATK, INC.

Income Taxes

	Quarters Ended
	April 1, 2018	Effective Rate	April 2, 2017	Effective Rate	Change
Income taxes	$21	17.4%	$28	29.3%	$(7)
The effective income tax rates for the quarters ended April 1, 2018 and April 2, 2017 were 17.4% and 29.3%, respectively. The decrease in the effective tax rates for the quarter ended April 1, 2018, compared with the same period in 2017, was primarily due to the Tax Act, which reduced the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018, repealed the domestic manufacturing deduction and provided for a deduction for foreign derived intangible income. In addition to the effect of the Tax Act, the decrease in effective tax rates was also due to an increase in benefit from share-based compensation partially offset by the impact of foreign taxes in the quarter ended April 1, 2018.
Liquidity and Capital Resources
We manage our business to maximize operating cash flows as the primary source of liquidity. In addition to cash on hand and cash generated by operations, sources of liquidity include a credit facility, long-term borrowings, and access to the public debt and equity markets. We use our cash to fund investments in our existing core businesses and for debt repayment, cash dividends, share repurchases and other activities.
Cash Flow Summary
Our cash flows for operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows are summarized as follows (in millions):

	Quarters Ended
	April 1, 2018	April 2, 2017
Cash used in operating activities	$(237)	$(35)
Cash used in investing activities	(71)	(43)
Cash provided by financing activities	21	45
Net cash flows	$(287)	$(33)
Operating Activities
Net cash used in operating activities of continuing operations during the quarter ended April 1, 2018 was $237 million, a decrease of $202 million from $35 million of cash used in operating activities for the quarter ended April 2, 2017. The change was primarily due to an increase in working capital of $239 million, offset by an increase in net income of $35 million.
Investing Activities
Cash used in investing activities consisted primarily of capital expenditures and was $71 million and $43 million during the quarters ended April 1, 2018 and April 2, 2017, respectively. The increase was primarily due to higher capitalized costs during the quarter ended April 1, 2018 related to expenditures for the Next Generation Launch System for the U.S. Air Force of $9 million and approximately $5 million for our self-constructed Mission Extension Vehicle assets.
Financing Activities
Cash provided by financing activities during the quarter ended April 1, 2018 was $21 million, compared to $45 million for the quarter ended April 2, 2017. The decrease in cash provided by financing activities is due primarily to lower net borrowings of $15 million on our Senior Credit Facility, a $5 million increase in share repurchases and a decrease in proceeds from employee stock compensation plans.

ORBITAL ATK, INC.

Liquidity
In addition to our normal operating cash requirements, our principal future cash requirements will be to fund capital expenditures, repay debt, satisfy employee benefit obligations, and pay dividends. Our short-term cash requirements for operations are expected to consist mainly of capital expenditures to maintain and expand production facilities and working capital requirements. Our debt service requirements over the next two years consist of principal payments due under the Senior Credit Facility, as discussed further below. Our other debt service requirements consist of interest expense on our debt.
During the quarter ended April 1, 2018, we paid dividends totaling $18 million. The payment and amount of any future dividends are at the discretion of our Board of Directors and will be based on a number of factors, including our earnings, liquidity position, financial condition, capital requirements, credit ratings and the availability and cost of obtaining new debt. Under the terms of the Merger Agreement with Northrop Grumman, we are permitted to, and intend to, continue paying a $0.32 per share quarterly cash dividend until the closing of the transaction. However, we are not permitted to increase the per share dividend under the terms of the Merger Agreement. On May 2, 2018, the Board of Directors declared a quarterly cash dividend of $0.32 per share to shareholders of record on May 11, 2018 to be paid on May 17, 2018.
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
Long-term Debt and Credit Facilities
As of April 1, 2018, we had outstanding total indebtedness of $1,460 million and the potential of additional borrowings of up to $692 million on our $1 billion Revolving Credit Facility, reduced for outstanding letters of credit of $248 million.
Our outstanding indebtedness consisted of the following (in millions):

	April 1, 2018	December 31, 2017
Senior Credit Facility:
Term Loan A due 2020	$700	$710
Revolving Credit Facility due 2020	60	—
5.25% Senior Notes due 2021	300	300
5.50% Senior Notes due 2023	400	400
Principal amount of long-term debt	1,460	1,410
Unamortized debt issuance costs:
Senior Credit Facility	4	4
5.25% Senior Notes due 2021	1	1
5.50% Senior Notes due 2023	4	4
Unamortized debt issuance costs	9	9
Long-term debt less unamortized debt issuance costs	1,451	1,401
Less: Current portion of long-term debt	40	40
Long-term debt	$1,411	$1,361

ORBITAL ATK, INC.

Covenants
As of April 1, 2018, our specified financial ratios that our Credit Agreement requires us to meet are as follows:

	Total Leverage Ratio (1)	Interest Coverage Ratio (2)
Requirement	4.00	3.00
Actual at April 1, 2018	1.92	12.36
____________________________________________________________
(1) Not to exceed the required financial ratio
(2) Not to be below the required financial ratio
Total Leverage Ratio is the sum of our total debt plus financial letters of credit, net of up to $100 million of cash, divided by Covenant Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (which includes adjustments for items such as nonrecurring or extraordinary noncash items, noncash charges related to stock-based compensation and intangible asset impairment charges, as well as the inclusion of EBITDA of acquired companies on a pro forma basis) for the past four fiscal quarters. Interest Coverage Ratio is Covenant EBITDA divided by cash payments for interest expense. The Company is in compliance with its credit agreement covenants as of April 1, 2018.
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
See Note 8-Long-term Debt to the condensed consolidated financial statements in Part I, Item 1, "Financial Statements," for a detailed discussion of our borrowings and the associated covenants in our debt agreements.
Share Repurchases
Shares of our common stock may be purchased from time to time in the open market, subject to compliance with applicable laws and regulations and our debt covenants, depending upon market conditions and other factors. During 2016, the Board of Directors authorized an increase to the amount for repurchase of the Company's common stock to the lesser of $300 million or 4 million shares through March 31, 2017. On February 27, 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. We made no repurchases during the quarters ended April 1, 2018 and April 2, 2017. In connection with the Merger, the Company halted its share repurchase program.
Contractual Obligations and Commercial Commitments
There have been no material changes at April 1, 2018 with respect to the contractual obligations and commitments or off-balance sheet arrangements described in the Form 10-K.
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

ORBITAL ATK, INC.

We expect that a portion of our environmental compliance and remediation costs will be recoverable under U.S. Government contracts. Some of the remediation costs that are not recoverable from the U.S. Government that are associated with facilities purchased in a business acquisition are covered by various indemnification agreements, as described in Note 16-Contingencies to the audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2017.
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
New Accounting Pronouncements
See Note 1-Basis of Presentation and Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements in Item 1 of Part I, "Financial Statements," of this report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our market risk during the quarter ended April 1, 2018. For additional information, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of Part II of our Form 10-K for the year ended December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (President, Chief Executive Officer) and principal financial officer (Chief Financial Officer) have evaluated the Company’s disclosure controls and procedures

ORBITAL ATK, INC.

(as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of April 1, 2018, and have concluded that these controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended April 1, 2018, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
US Space Litigation. April 29, 2016, US Space LLC filed a complaint against the Company and its subsidiary, ATK Space Systems Inc. in New York Supreme Court, alleging breach of contract and various other claims, and seeking unspecified damages, all related to ViviSat LLC ("ViviSat"), a former joint venture between the parties. The Company believes US Space’s claims are without merit. On May 27, 2016, the Company filed a countersuit in Loudoun County Circuit Court in the Commonwealth of Virginia (ATK Space Systems, Inc. and Orbital ATK, Inc. v. U.S. Space LLC, Case No. CL-101847) asserting claims for declaratory and injunctive relief against US Space LLC relating to ViviSat. The Company’s Virginia complaint alleged a failure of US Space to perform contractual obligations relating to obtaining financing for ViviSat, triggering certain rights of the Company that led to the dissolution of the venture. On November 11, 2016, the New York Supreme Court dismissed US Space’s New York case in its entirety. On January 6, 2017, US Space filed counterclaims against the Company, similar to its previous claims in its now-dismissed New York lawsuit. US Space’s initial counterclaims in the Virginia case sought damages of at least $125 million, but increased its damages demand to $385 million in the fourth quarter of 2017. On February 22, 2018, following a trial on the matter, a jury found in favor of the Company and awarded zero damages to US Space.
Merger Class Actions. Seven purported class actions challenging the Merger were filed in the United States District Court for the Eastern District of Virginia, captioned Lickteig v. Orbital ATK, Inc., et al., filed October 11, 2017 (the "Lickteig Action"), Ayzin v. Orbital ATK, Inc., et al., filed October 13, 2017 (the "Ayzin Action"), Sedon v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Sedon Action"), Berg v. Orbital ATK, Inc., et al., filed October 16, 2017 (the "Berg Action"), Simnowitz v. Orbital ATK, Inc., et al., filed October 18, 2017 (the "Simnowitz Action"), Cramer v. Orbital ATK, Inc., et al., filed October 25, 2017 (the "Cramer Action"), and Donato v. Orbital ATK, Inc., et al., filed on November 7, 2017 (the "Donato Action" and collectively with the Lickteig Action, Ayzin Action, Sedon Action, Berg Action, Simnowitz Action and Cramer Action, the "Actions"). The Actions alleged certain violations of the Securities and Exchange Act of 1934 (the "Exchange Act"), as amended, and sought, among other things, damages, attorneys' fees and injunctive relief to prevent the Merger from closing. While the Company believed that the Actions lacked merit and that the disclosures set forth in the proxy statement complied fully with applicable law, in order to moot plaintiffs' unmeritorious disclosure claims, avoid nuisance and possible expense and provide additional information to our stockholders, the Company determined to voluntarily supplement the proxy statement, as set forth in the Company's Schedule 14A filed with the SEC on November 20, 2017. On November 20, 2017, the Ayzin Action, Sedon Action, Berg Action, Cramer Action and Donato Action were each voluntarily dismissed with prejudice as to the plaintiffs. On December 8, 2017, the Simnowitz Action was voluntarily dismissed with prejudice as to the plaintiff and on January 12, 2018, the Lickteig Action was voluntarily dismissed with prejudice as to the plaintiff. While each of the Actions have been voluntarily dismissed with prejudice as to the plaintiffs, additional plaintiffs may file lawsuits against the Company and/or its directors and officers in connection with the Merger.
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

ORBITAL ATK, INC.

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
ITEM 1A.    RISK FACTORS
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A, "Risk Factors," of Part I of our Report on Form 10-K for the year ended December 31, 2017 ("Form 10-K"), describes material risks and uncertainties associated with our business. There were no material changes to these risk factors. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.

ORBITAL ATK, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Amount Available for Future Share Repurchases Under the Plans or Programs (in millions)
January 1 - January 28	755	$132.54	—
January 29 - February 25	41,009	$131.81	—
February 26 - April 1	42,692	$131.92	—
Quarter ended April 1, 2018	84,456	$131.87	—	$227
____________________________________________________________

(1)	The 84,456 shares purchased include shares withheld to pay taxes upon vesting of shares of restricted stock or payment of performance shares that were granted under our incentive compensation plans.

(2)
During 2015, the Board of Directors approved a stock repurchase program that authorized the repurchase of up to the lesser of $250 million or 3.25 million shares through December 31, 2016, which was subsequently increased during 2016 to the lesser of $300 million or 4 million shares through March 2017. In February 2017, the Board of Directors further increased the amount authorized for repurchase to $450 million, removed the share quantity limitation and extended the repurchase period through March 31, 2018. The Company did not repurchase shares under its share repurchase program during the quarters ended April 1, 2018 and April 2, 2017. In connection with the Merger, the Company halted its share repurchase program.

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

10.1
Environmental Agreement, dated at October 28, 1994, between the Registrant and Hercules Incorporated (Exhibit 10.2.1 to the Form 10-K for the year ended March 31, 2003) (filed pursuant to Instruction 2 to Rule 105(d) of Regulation S-T, to correct the hyperlink to Exhibit 10.5.1 to the Registrant's Form 10-K for the year ended December 31, 2017).

10.2
Form of Performance Growth Award Agreement under the Alliant Techsystems Inc. 2005 Stock Incentive Plan for the three-fiscal-year period beginning April 1, 2015 (Exhibit 10.13.11 to the Form 10-K for the year ended March 31, 2015) (filed pursuant to Instruction 2 to Rule 105(d) of Regulation S-T, to correct the hyperlink to Exhibit 10.14.6 to the Registrant's Form 10-K for the year ended December 31, 2017).

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

ORBITAL ATK, INC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2018.

ORBITAL ATK, INC.
By:	/s/ David W. Thompson
Name:	David W. Thompson
Title:	President and Chief Executive Officer
(duly authorized and principal executive officer)

By:	/s/ Garrett E. Pierce
Name:	Garrett E. Pierce
Title:	Chief Financial Officer
(principal financial officer)